Form 10-Q
period 1996-09-30
AMOUR FIBER CORE INC
filed 1996-12-20
CIK 1009925

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                   For the Quarter Ended September 30, 1996
                           Commission File No. ___
                            Amour Fiber Core, Inc.
                            ----------------------
             (Exact name of registrant as specified in its charter)


         Washington                                     91-1705387
-------------------------------         --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


       1120 East Stevens, P.O. Box 42, Sultan, WA 98294   (360) 793-0146
       -----------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of registrant; principal executive offices and principal place of business)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X      No
                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Outstanding at
               Class                   September 30, 1996
               -----                   ------------------

     Common Stock, No Par Value             3,298,203


Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -----      -----

                            AMOUR FIBER CORE, INC.

                                     INDEX

Part I - Financial Information                                                    Page Number
          Item 1.  Financial Statements                                                2

                   Consolidated Condensed Balance Sheets at December 31, 1995 and September 30, 1996 (unaudited)

                   Consolidated Condensed Statement of Operations for the quarters ended September 30, 1996 and for the nine months ended September 30, 1996 (unaudited)

                   Consolidated Condensed Statement of Cash Flows for the quarters ended September 30, 1996 and for the nine months ended September 30, 1996 (unaudited)

                   Notes to Consolidated Condensed Financial Statements

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operation                        5

Part II - Other Information                                                            7

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibit and Reports on Form 8-K

                   Signature                                                           8


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements


                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  Sept. 30, 1996    Dec. 31, 1995
                                                    (Unaudited)
                                                  ---------------   --------------
ASSETS
Current assets:
          Cash                                       $    27,309    $       4,175
          Receivables, net   - Trade                         565            5,677
                             - Employees                   8,325            7,565
                             - Shareholders               25,105           20,105
          Inventory, fin goods                            27,621           27,621
                                                     -----------    -------------

               Total current assets                       88,925           65,143
                                                     -----------    -------------

 Machinery and  Equipment, at cost                       448,321          296,992
 Less: accumulated depreciation                          (67,240)         (50,269)
                                                     -----------    -------------

               Net machinery and equipment               381,081          246,723
                                                     -----------    -------------

 Other assets                                              3,000            3,000
                                                     -----------    -------------
               Total assets                          $   473,006    $     314,866
                                                     ===========    =============


LIABILITIES
 Current liabilities:
        Accounts payable                                  91,299           37,149
                                                     -----------    -------------

          Total current liabilities                  $    91,299    $      37,149
                                                     -----------    -------------

 Other liabilities:
        Shareholder loans                                161,175          144,887
        Deferred wages                                   139,346          116,000
                                                     -----------    -------------

                     Total other liabilities             300,521          260,887
                                                     -----------    -------------

                     Total liabilities               $   391,820    $     298,036
                                                     -----------    -------------

Stockholders' equity:
      Common stock                                     1,209,008          818,400
      Retained deficit                                (1,127,822)        (801,570)
                                                     -----------    -------------

           Total stockholder's equity                $    81,186    $      16,830
                                                     -----------    -------------

Total liabilities and
 Stockholders' equity                                $   473,006    $     314,866
                                                     ===========    =============

                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (10Q)


                                           Sept. 30, 1996                Sept. 30, 1995
                                             (Unaudited)                   (Unaudited)
                                             -----------                   ----------
                                      3rd Qtr        Nine Mo.'s       3rd Qtr     Nine Mo.'s
                                   -----------       ----------    ----------    -----------
Revenues
     Sales                         $     3,062       $    6,356    $    7,129    $     9,494
     Disposal Fees                           -            1,466             -              -
                                   -----------       ----------    ----------    -----------

Net revenues                       $     3,062       $    7,822    $    7,129    $     9,494
                                   -----------       ----------    ----------    -----------

Costs and expenses:
     Cost of sales                       5,616           25,376         7,519         10,969
     Research & development             52,172          110,184           780          5,647
     Marketing general and
     administrative                     60,229          198,514        39,943        126,220
                                   -----------       ----------    ----------    -----------

Operating costs and expenses           118,014          334,074        48,242        142,836
                                   -----------       ----------    ----------    -----------

Net income (loss)                  $  (114,952)      $ (320,252)   $  (41,113)   $  (133,342)
                                   ===========       ==========    ==========    ===========

Earnings per common and
     common equipment share(*)           (0.03)           (0.10)        (0.01)         (0.04)


(*)Weighted average number of common and common equipment shares outstanding for September 30, 1996 was 3,298,203 shares and for September 30, 1995 was 3,257,960.



                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (10Q)

                                                     Nine Months Ended    Nine Months Ended
                                                       Sept. 30, 1996       Sept. 30, 1995
                                                        (Unaudited)          (Unaudited)
                                                     ------------------   ------------------
Cash Flows Provided by (used for)
Operating Activities:
     Net Loss                                            $(326,252)           $(133,342)
  Adjustments to reconcile net loss to net
     cash used for operating activities:
          Deferred Compensation                             23,346               83,000
          Depreciation                                      16,971               16,971
          Change in accounts receivable                      5,112               (4,314)
          Change in accounts payable                        54,150                 (443)
                                                         ---------            ---------
Net cash used for operating activities                    (226,673)             (38,128)
                                                         ---------            ---------

Cash Flows provided by (used for)
     Investing Activities:
          Capital expenditures                            (147,779)                   -
                                                         ---------

Net cash used for Investing Activities:                   (147,779)                   -
                                                         ---------

Cash Flows provided by (used for)
    Financing Activities:
          Capital stock issued                              46,500                    -
          Change in employee receivable                       (760)              (7,300)
          Change in shareholder loans pay./rec.            351,846               47,200
                                                         ---------            ---------

Net cash provided by financing activities                  397,586               39,900
                                                         ---------            ---------

Net change in cash                                          23,134                1,772
Cash at beginning of period                                  4,175                3,064
                                                         ---------            ---------
Cash at end of period                                    $  27,309            $   4,836
                                                         =========            =========

Supplemental schedule of non cash activities
     Financing:  Shareholder debt exchanged for capital stock 1/96 to 9/96:
     $340,558
     Investing:  Equipment exchanged for capital stock 9/96: $3,550





                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements of Amour Fiber Core Inc. ("Amour," the "Company," or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Registration Statement on Form SB-1, as declared effective on November 8, 1996. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Registration Statement on Form SB-1, as declared effective on November 8, 1996.

2. Earnings per common and common equipment share were based upon a weighted average number of common and common equipment shares outstanding which for September 30, 1996 was 3,298,203 shares and for September 30, 1995 was 3,257,960.



Part I - Item 2
---------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company continued its plan of expanding its customer base during the first three quarters of 1996 by increasing its marketing and sales network. The Company's recent public offering is designed to generate adequate funds to allow for growth of the Company's sales and manufacturing capacity that would not be achieved if the Company relied only on internally generated funds. The Company's business plans continue to stress growth of the customer base over short-term profits; the Company's management believes net earnings will be driven by continued growth of the customer base.

As of September 30, 1996, the Company had an accumulated deficit of $1,127,822. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

The Company's operating results may vary significantly due to a variety of factors including changing customers profiles, the availability and cost of raw materials, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's exceptions, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

Net Sales. The Company realized net sales during the nine months ended September 30, 1996 of $7,822, a decrease over net sales of $9,494 generated during the nine months ended September 30, 1995. This decrease was due to the commitment of the Company to the development of new products and the design of new production equipment.

Liquidity and Capital Resources

On December 31, 1995, the Company had cash on hand of $4,175. However, from inception through December 31, 1995, the Company has operated at a loss, as its efforts had been focused on the design and development of a manufacturing process and products. Management anticipated that additional capital would be required to finance the Company's operations.

During March of 1996 the Company filed for the right to sell shares of common stock to the public. On November 8, 1996, the Company received authority to sell up to 300,000 shares of its common stock to the public at a price of $6.00 per share. The offering is self underwritten and the Company is proceeding with the sale of the subject shares. The proceeds are being used to finance expansion of the manufacturing plant activities.

At September 30, 1996, the Company had cash on hand of $27,309.00. The Company believes that expected cash flow plus the anticipated proceeds from the offering will finance the Company's operations at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
------
         None

Item 2 - Changes in Securities
------
         None

Item 3 - Defaults upon Senior Securities
------
         None

Item 4 - Submission of Matters to a Vote of Security Holders
------
         None

Item 5 - Other Information
------
         None

Item 6 - Exhibits and Reports on Form 8-K
------
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          AMOUR FIBER CORE INC.
               (Registrant)


Date Dec 7, 1996              By:  /s/ C.A. TONY PETERSON
                                   ----------------------
                                       C.A. Tony Peterson
                                       Director and
                                       Chief Financial and
                                       Principal Accounting Officer