Form 10KSB
period 1996-12-31
AMOUR FIBER CORE INC
filed 1997-03-04
CIK 1009925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996
                          Commission File No. 0-28978

                             AMOUR FIBER CORE, INC.
            (Exact name of registrant as specified in its charter)

         Washington                                   91-1705387
         ----------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


       1120 East Stevens, P.O. Box 42, Sultan, WA 98294   (360) 793-0146
       -----------------------------------------------------------------
             (Address, including zip code, and telephone number,
                      including area code, of registrant;
         principal executive offices and principal place of business)

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
      Title of each class                              which registered
      -------------------                              ----------------
Common Stock No Par Value Per Share                          None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X      No
                                                -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year:  $11,393.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and prices of such stock, as of a specified date within the past 60 days. Based upon a sales price of $6.00, the value is $10,492,818.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,527,811 Shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check one):  Yes  X     No
                                                                ---       ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

The Company was established to perform reclamation manufacturing of commercial fiberglass products from molded fiberglass wastes and outdated resin wastes. The Company's manufacturing facility utilizes advanced reclamation techniques combined with a proprietary process to reclaim fiberglass wastes products, obsolete fiberglass molded products and outdated or excess fiberglass resins. These wastes are key ingredients in the production of the Company's fiberglass products. The Company believes that its ability to transform fiberglass wastes into viable commercial products will aid in diverting thousands of tons of refuse from landfill space and transform the wastes into recycled products with commercial applications.

The Company's predecessor, Amour Hydro Press, Inc., (AHP), was established as a Washington corporation in March 1993. AHP was formed for the commercial exploitation of certain technology developed by its founder, William E. Amour, pursuant to a license agreement. During the period from March 1993 to January 1996 AHP continued the research, development and testing of the proprietary process, established sources for raw materials, developed and tested potential consumer, commercial and industrial products, and began to establish a market for its products. In January 1996 AHP was merged into a newly formed corporation, Amour Fiber Core, Inc. In the merger, each share of AHP was converted into 280 shares of the Company and the Company succeeded to the assets of AHP, including the license rights.

The Company has developed, tested and placed into limited commercial production a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business which has begun filling purchase orders for products. These products range from such conventional products as picnic tables, park benches and railroad ties to specialized products, such as a dock fendering system which protects ferryboats during docking. Although the Company has the capability to produce custom products, it is the intent of the Company to limit its product development and production capacity to standard products which potentially represent a volume market. Currently the Company is producing only standard products. In addition to income from the sale of products, the Company receives income for accepting certain raw materials utilized in the manufacturing process. The cost of raw materials is usually a major factor in the cost of manufacturing a product; the Company has developed a business in which procurement of a major segment of the raw material generates revenue rather than creating expenses. Utilizing the capital obtained from this offering to expand manufacturing capability and production efficiency, management believes it can successfully compete in the marketplace and potentially establish the Company as a leader in this new industry.

The Company recently acquired a heavy duty grinder/shredder unit, which is being integrated into the existing production line. The Company believes this additional equipment will provide sufficient raw materials processing capability to support the planned increase in production capacity. During April 1996 the Company completed the conceptual and detailed design of a commercial production molding and curing machine. Design, assembly, testing and integration of the first new commercial unit into the production line commenced in June 1996 and it is scheduled to begin production during 1997. The addition of the new commercial unit in to the production line will double the production capacity of the plant, allow the production of new types and sizes of products, and automate the process to effect a major reduction in the amount of operational labor required to produce a product. Following the installation of the first new commercial unit, the Company plans to assemble, test and integrate up to four additional new commercial units into the production line. The Company's ability to acquire each additional new commercial unit is dependent upon the receipt of the proceeds of this offering. Each additional new commercial unit will incrementally increase the Company's production capacity by the same amount as the first new unit. From commencement of assembly to completion of integration of a new unit into the production line requires between one and two months. Following the installation of the first unit, the material and assembly costs of each additional unit is approximately $70,000.

The Company's production line capacity depends upon the products which are being produced. The approximate current production capacity per hour, with the existing equipment, for the various products is: 4 eight foot planks, 8 bumper stops, 2 park bench sections, 2 table sections, 2 railroad ties, or 32 feet of fendering units. The addition of each new commercial molding and curing unit will substantially increase production capacity. The Company is currently operating the plant on a single shift schedule with an engineering prototype machine at approximately 100% capacity.

The Company's recycling production process includes a series of procedures. First, fiberglass waste materials are fed into a grinder/shredder and chopped to a fluff-like consistency, similar to insulation fiberglass. Next, another processing machine conditions this fluff material to an even finer state and with an air system cleans the material as it is placed in a blender tank. This material is then blended with resins and catalysts. These latter materials saturate and glue the material together. During the blending process the coloring dyes are added to meet customer color requirements. Using molds, the blended material is pressed into the final product form and set for curing. The Company's process is designed to produce products utilizing one hundred percent recycled materials. However in the event that recycled materials are in limited supply the process will accept new resins as feedstock.

If recyclable materials are available the Company is not required to purchase any raw materials. To date the Company has not been required to purchase the basic raw materials to manufacture products with the exception of coloring pigment to meet the special order color requirements of a specific customer. Typically the additional cost associated with the color pigment is passed on to the customer in the sales price. Should the Company be unable to obtain adequate recyclable materials the Company can utilize virgin raw materials. Virgin raw materials are available from many local and national fiberglass and resign suppliers. These are generally the same suppliers that provide fiberglass and resin to the boat, aircraft, and automotive manufacturing industries and general commercial product manufacturing throughout the United States and Canada.

During November 1996, the Company announced its new site on the World Wide Web. The new site is at: http://www.amour.com. The site provides internet users with on-line access to the Company's products, general information about fiberglass recycling, public documents, including 10Q's, 10K's, and other interesting information. The Company's new e-mail address is: info@amourfiber.com.

Fiberglass Recycling

Fiberglass is the common name for fiber reinforced plastic. Fiberglass is used to produce a wide range of both industrial and consumer products. Virtually all fiber reinforced plastics are thermoset plastics and contain a blend of resins. Thermoset plastics differ from thermoplastics and the more basic polymers plastics in that they can not be simply reprocessed or recycled into the original resins and then reused.

The difference can be illustrated by comparison with the standard plastic soft drink bottle. The plastic bottle can easily be recycled into its original resin form and used to remold a new plastic bottle. However, fiberglass can not be recycled into its original resin form. Accordingly, most of the World's fiberglass is not being recycled and is discarded into landfills. After three years of concentrated research the Company has developed a technology and proprietary process for the recycling of fiberglass.

The magnitude of the landfill problem can be demonstrated by the results of a 1995 study, funded by the Minnesota Office of Environmental Assistance, which addressed the issues of recycling fiber reinforced plastics. The study reported that in Minnesota close to 200 manufacturers utilize fiberglass to produce a wide variety of products. In the fabrication process, most of the manufacturers use open molds, generates substantial post-manufacturing wastes. The study estimated that an average of 25% of the raw material become wastes. The report estimated that within Minnesota, fabrication wastes, defective products and outdated molds result in 37.5 million pounds of fiberglass refuse deposited into landfills on an annual basis.

Products

The Company manufactures benches, maritime decking, ferry dock fendering systems, boat dock fendering systems, general planking, seawall planking, marine log booms, picnic tables, parking stops and barriers. The Company has also developed a fiberglass based railroad tie which is presently in evaluation usage with the Burlington Northern Railroad.

Fiberglass products are resistant to: rupture; elasticity; compression; moisture; dry rot; marine bores; shrinkage and swelling; fire; low temperatures; swings in temperatures; abrasion; ultraviolet deterioration; and screw pull-out.

Although the Company has the capability to produce custom products, the Company's strategy is to limit its product development and production capacity to standard products that represent a volume market product. The Company currently produces only standard products.

     Tables, Benches and Parking Stops.   The Company produces and sells two
     ----------------------------------
standard tables. The picnic table structure includes 5 standard planks, one for each side bench and three for the top of the table, all bolted to two leg units. The suggested retail prices are $480 for the 6 foot table and $580 for the 8 foot table. The Company also manufactures a standard bench which includes three standard planks bolted to two leg units. The suggested retail price is $366 for the 6 foot length and $426 for the 8 foot length. The suggested retail price for parking stops is $27 for the 6 foot length.

     General Planks, Marine Decking and Seawalls.  The Company produces two
     --------------------------------------------
standard planks and can produce custom ordered planks. The standard planks are 2 x 10 x 6 ft and 2 x 10 x 8 ft. The suggested retail price of these planks is $6.95 per linear foot. Applications for these planks include exterior decking, dock decking, seawall construction, and other construction uses.

     Railroad Ties.  The Company has developed a fiberglass railroad tie which
     --------------
is presently under performance testing at Burlington Northern Railroad Company. A Canadian rail company has also placed a order for a trial set of railroad ties for operational and performance testing. The suggested retail price for a railroad tie, for US usage, is $68 to $165, depending upon design requirements.

     Dock Fendering Systems.  The Company has developed a fendering system to
     -----------------------
protect stationary and floating docks from damage which commonly occurs during ship and ferry docking activities. The Company's product attaches to the dock's structure, absorbing energy and dissipating heat which is generated when the hull of a large vessel impacts the dock structure. A ferry system in the Pacific Northwest has placed a limited production order for this product. The suggested retail price for all fendering system products, including dock, vessel, and bridge units, is $35 per linear foot, with stainless steel fixtures, and $24.50 per linear foot, with plated fixtures.

     Vessel Fendering Systems.  The Company has developed a fendering system to
     -------------------------
protect large vessels from damage which commonly occurs during docking. The Company's product attaches to the ship, absorbing energy and dissipating the heat generated when the hull of a large vessel strikes the dock structure. A ferry system in the Pacific Northwest has placed a limited production order for this product. Management of the Company believes the product has application on many ferry boats, tug boats, tender ships and floating docks.

     Bridge Fendering Systems.  The Company has developed a fendering system to
     -------------------------
protect bridge support columns from damage which commonly occurs during storm surges and winter thaw run-offs. The support columns of bridges that cross washes, gorges, streams and rivers encounter rocks, ice, tree limbs, logs, tree trunks and many other types of debris. These items often collide with the bridge's support columns causing structural damage and fatigue. The Company's product attaches to the support column, absorbing energy and diverting the debris away from the support column. The product has been presented to key government representatives and the Company believes the product has potential application on many bridges throughout North America.

The percentage of revenues attributable to each of the Company's product types varies from month to month; however, for the first six months of 1996 the percentages, based upon delivered product (not outstanding orders) were: Tables and Benches- 40%; Parking Stops- 20%; General Planks- 30%; and Marine Decking-10%.

During September 1996, the Company announced the development of a new and expanded Productline that enters the Company into the large and international market of marble production. Amour is now producing a number of marble substitute products that are available in a multitude of colors, with the benefit of being resistant to salt air and general weathering, insensitive to wide variation in temperature and immune to breaking or shattering on impact. The Company's new "Amourable" products are considered by many to be a better product than both US and Italian marble. The Company's first scheduled delivery is 4,300 panels, 1 meter by 1 meter, for installation in a new Mosque being built in Prince George, BC, Canada.

During October 1996, the Company announced the addition of another new Productline. The Company is now producing "Amourable" (which is a marble substitute material) for the funeral industry. The Amourable burial headstones and supporting headstone bases are available in a number of designs and colors. The new material and Productline is being presented at trade shows and directly to the funeral industry.

Markets

The Company operates within two separate markets. One is the "user market" where the purchaser has a need for a specific product which the Company offers for sale; the other is the "disposal market" where a manufacturer needs to discard resins or fiberglass materials for which a premium disposal fee is charged by conventional landfills.

The user market consists of a diverse array of fiberglass products used by businesses and consumers. The Company has established an initial set of products and intends to expand and revise the product list in response to demand and production economics. By utilizing recycled materials in its manufacturing process, the Company has a potential cost advantage over other manufacturers of fiberglass products. Management believes this cost advantage will benefit the Company in marketing and sales of its product.

The disposal market is a market created by the cost to fiberglass manufacturers of disposing of manufacturing wastes and outdated resins in approved landfills. The Company collects fees from manufacturers who need to dispose of outdated resins and fiberglass wastes.

The Company has established its own marketing and sales organization and markets
its products to both consumer and commercial customers.    The Company presently
has two employees in the marketing and sales organization; in addition, the Company's President devotes a significant portion of his time to marketing and sales. The Company also has one outside commissioned sales representative. Depending upon the amount of net proceeds of this offering, the Company intends to hire between two and four additional employees for marketing and sales.
Also, from the proceeds of this offering, the Company intends to retain an outside advertising agency or marketing firm to develop brochures, direct mail pieces and advertising copy for trade publications. Marketing will be targeted by product type and customer; for example, the Company plans to send direct mail pieces relating to its picnic benches and parking stops to public agencies, park and recreation districts, private campgrounds and the like, and to advertise in trade journals directed to these types of potential customers. The Company's current sales and marketing literature consists principally of product specification sheets. The Company has limited experience in the marketing and selling of recycled fiberglass products and has only a small sales staff. There can be no assurance that the Company will be capable of successfully developing its own sales organization, or that it will be able to enter into arrangements with others on acceptable terms, if at all. The Company's sales organization will compete with other companies that currently have experienced and well funded marketing and sales organizations. To the extent that the Company enters into marketing and sales arrangements with third parties, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. No single customer accounts for more than 15% of the Company's sales; the Company's largest customer during the first quarter of 1996 was Safari Motor Coach; the largest customer during the second quarter of 1996 was Parks and Recreations. The Company generally does not have ongoing contracts for the sale of it products, but sells its products through standard purchase orders.

The Company markets its ability to accept fiberglass wastes through direct sales contact with fiberglass manufacturers, including mailings, sales calls and advertising in trade magazines. The Company only recently begin charging customers for the acceptance of fiberglass wastes; therefore virtually all of the Company's revenues to date have been derived from the sale of products.

Regulatory Matters

The Company has applied for and received certification from regulatory agencies, including the State of Washington Department of Ecology and the US Environmental Protection Agency, to accept certain wastes, including molded fiberglass, resins and related materials. The Company's manufacturing process and facilities require no additional environmental clearances, other than compliance with the standard regulations and rules which are applicable to US manufacturers of fiberglass products.

Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the costs of producing the products manufactured by the Company or otherwise adversely affect demand for its products. The Company does not currently anticipate any material adverse effect on its operations, financial conditions or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulations could lead to material environmental compliance or cleanup costs.
If the Company were to lose its certification to accept fiberglass wastes, it would be necessary to use new resins in the manufacturing process, which could reduce the Company's cost advantage.

In compliance with the general intent of Federal and local environmental regulations as they apply to the disposal of outdated resins and fiberglass wastes, some suppliers of recyclable materials require approval or certification of the Company as one of their "authorized" recipients prior to utilization of the Company's services. In conjunction with these procedural requirements, the Company has received certification from the Boeing Company and the United States Navy that the Company's process is approved and the Company is authorized as a recipient of outdated resins and fiberglass wastes. This approval by The Boeing Company and the US Navy is important because both parties provide outdated resins and fiberglass wastes to the Company. Although these are important suppliers, the Company estimates they represent less than 5% of the Company's potential supply sources within North America.

The Company's products are required to meet material regulations by various federal, state, and local government agencies and the performance standards or requirements of its various customers. As an example, vehicle bumper stops are required to meet standards and guidelines established by the US Department of Transportation (DOT). Additionally, many customers request samples for testing of the products prior to committing the Company's product to open purchase order procurement. The Company has actively supported potential customers in the testing and evaluation of each product and anticipates the continuation of this procedure as the Company expands its customer base and introduces new products.

Raw Material Supplies and Income From Fiberglass Wastes

At present, most outdated resins, fiberglass wastes, sledges and other similar types of fiberglass waste materials generated in the United States are transported to authorized landfills. Land use restrictions, permitting delays and construction moratoriums continue to limit the availability of authorized landfills. In Western Washington, where the Company's facilities are located, the typical cost to a manufacturer to dispose of fiberglass wastes in an approved landfill is from $90 to $140 per ton, plus shipping costs. The disposal fee for resin wastes in an approved landfill is typically $250 to $350 per 55 gallon drum, plus shipping costs. The Company believes these costs are representative of the disposal costs in other parts of the United States. The goal of the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and tons of molded fiberglass wastes which are shipped to landfills. The Company accepts resins and fiberglass waste materials from established suppliers including the US Navy, The Boeing Company, various boat manufactures and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources. Should these sources prove to be inadequate the Company can purchase new materials to supplement any deficiency.

During its development period, the Company accepted resins and fiberglass wastes from manufacturers, usually without collecting a processing fee. During 1994 and 1995 the Company began selectively collecting a processing fee from sources and is currently phasing in fee collection on all customers. The processing fees are $50 per 55 gallon drum for disposal of resins and an average processing fee of $60 per ton for molded fiberglass wastes. As the Company expands production of the manufacturing plant, it is anticipated the Company will receive more income from the processing fees charged to the manufacturers who utilize the Company's recycling services. The Company has been in full production of its products for less than six months and has only recently begun phasing in charging all of its customers fees to accept fiberglass wastes; accordingly it is unable to determine income percentages between processing fees and product sales. The Company believes, however, that in the future, processing fees will account for 8% to 12% of revenues. The Company principally receives fiberglass wastes from local sources, such as The Boeing Company and the US Navy. The Company also receives material from distant sources, including shipments from as far away as Texas and Florida.

Income from Product Sales

A portion of the proceeds of this offering will be utilized to construct and acquire manufacturing equipment and to expand the manufacturing plant facilities to support expanded operational processing of materials and product manufacturing. The Company is proceeding with the installation of the expanded manufacturing capabilities and anticipates expanding the operational capabilities of the production line. Following the acquisition and installation of the additional manufacturing equipment, income from product sales are anticipated to be the major source of revenue for the Company. As of August 26, 1996 the Company was processing a backlog of sales orders totaling $301,086. Product prices are subject to change and customers have the right to cancel an order until a product is shipped.

The Company has received orders for various products manufactured by the Company, including: benches, maritime decking, ferry dock fendering systems, boat dock fendering systems, general planking, seawall planking, marine log booms, picnic tables, parking stops and barriers. Orders have been received both from city, county, state and federal government agencies and private companies.

Some of the customers who have placed orders for products include: US Navy, The Boeing Company, Federal Park System, US Army Corps of Engineers, Port of Seattle, Oregon State Parks, British Columbia (Canada) Ferry System, City of Summer, Safari Motor Coach, Sweeper Service, Sunrise Marine, Sailor Construction, Kowlitz County Park System, Fulton Engineering, City of Longview, City of Newport, S-C Paving, Community Transit of Everett, and the City of Lake Stevens.

Income from Process Licensing

The Company believes that licensing its technology to businesses in foreign countries can be an effective method to maximize the return of its investment in the research and development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing increase the Company's public visibility and general awareness of its technology. For these reasons, during 1995 the Company began offering the opportunity for foreign businesses to acquire sub-licenses to the Company's technology. In general the Company offers a multi-year sub-license to the technology and provides the training and equipment to produce the Company's products for a fee. The licensee is required to pay in full for the sub-license, equipment and training prior to delivery and pay a royalty fee to the Company on each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees for resale in the US.

During 1996 the Company entered into negotiations to license the construction of a manufacturing plant in Melbourne, Australia under the name of Australia Fiber Core Ltd. Products have been shipped to the new display center in Melbourne and customers have begun testing the products for construction and architectural applications. As part of the testing efforts, the first test, in a series of tests by a major marine construction company (one of the largest in Australia), was completed. The results were as follows: A six by six inch square piling constructed of Amour Fiber Core material was driven with a 5,000 pound pile driving hammer into shale rock with only the blunt flat end as the entering surface. The piling was driven to 5 meters below the surface without any fracture or distortion. The Amour product withstood an horrendous test. The test was documented with a video camera with sound. When compared to prior tests of wood and concrete the results of this test prove that Amour's product is at least three times stronger and more durable than concrete or wood. No treatment was used on the tested product as the product is inert. In the next series of tests the same sample material will be driven as piling for seawalls and anchors which will thereafter be fitted with Amour's planking products. Preliminary market research has indicated Australia has adequate supplies of fiberglass wastes and outdated resins to support a plant. Initial surveys indicate an attractive sales market in the Australia and New Zealand areas. The sale of a manufacturing plant and technology license rights result in revenues to the Company from the sale of the plant, the license and from the residual royalties which the Company will continue to receive for years and years. Also, every manufacturing plant that is put into operation means more fiberglass wastes and resins are recycled into great new products rather than being placed into landfills and potentially contaminating the water and food supply.

In addition to the Australian activities, late in 1996 the Company entered into negotiations to license the construction of a manufacturing plant in Canada. Also, during January 1996, the Company entered into a Manufacturing Plant Purchase and Licensing Agreement with the China Fiber Core Group, a company based in Hong Kong. Under the terms of the agreement the licensee has agreed to purchase a non-exclusive sub-license to the Company's recycling technology and certain fiber core manufacturing equipment for the production of standard fiber core planks for 10 years, for a price of $1,724,500, which includes the license fee of $250,000, and a royalty fee of 5% of gross sales price of all products sold by the licensee which are based on the licensed process. The royalty fee is waived as to all products which are sold to the Company. The licensee has advised the Company that it plans to establish joint ventures with one or more businesses in mainland China as part of the implementation of the license. Without cost to the Company, the agreement grants the licensee time and the opportunity to obtain government approvals, operating permits, import/export permits, and perform other preparatory activities. Implementation of the agreement is conditional upon the licensee providing payment in full for the license and equipment, and royalties as they are received by the licensee. Upon implementation of the agreement and the satisfaction of additional conditions, including maintaining growth of its operations, it has the opportunity to obtain exclusive marketing rights to mainland China. The license and the royalty agreement is dependent upon the licensee placing the initial order for the equipment; the order has not been placed as of the date of this filing, and the Agreement does not specify a date for the order.

The Company has no capital commitments to the Licensee and none of the funds raised from this offering are to be allocated to the Licensee. The Company is committed to deliver the plant equipment, support installation and provide training upon receipt of full payment of the purchase price. The Company is not providing any financing for the China plant and will not own any equity interest in the Licensee or the China plant. As provided in the License Agreement, construction of the equipment will only begin upon receipt of the license fee plus an amount equal to 70% of the purchase price of the equipment. The Licensee intends to operate the China plant as a private enterprise business. Although the Licensee will not be a government owned business, as a condition of operation, various licenses and permits are required to operate a business in China, and to import equipment and export products. The Company has no assurance that the Licensee will be able to successfully complete the tasks required to proceed with purchase, or that the resulting costs and fees will allow the Licensee to economically produce the licensed products.

The Company's sales volume and profitability is not dependent upon the License Agreement. In general, if the licensee is successful, the Company should receive additional income; if the licensee is unable to obtain the approvals, there will be little or no impact on the profitability of the Company.

The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays. The Company plans to pursue additional opportunities to sub-license and sell manufacturing plants; however, currently no agreements are being negotiated and the Company has no assurance any agreements will be enter into nor that this method of expansion will result in an economic benefit to the Company.

Research and Development

Since its inception in 1993, the Company and its predecessor have devoted significant resources to the development and refinement of its proprietary fiberglass reclamation process. Since that process has been substantially completed, the Company's development efforts have been targeted toward making the manufacturing process more efficient, principally through the design of the high production rate molding and curing machine (See "Business-Plan of Operation"), and toward application engineering in response to customer requests and comments. The costs of research and development activities are internally funded; the Company estimates that during the fiscal years ended December 31, 1994 and 1995, research and development expenditures, including associated deferred compensation, were approximately $450,000 and $200,000 respectively.

Competition

The Company competes worldwide with a variety of manufacturers of wood, plastic, concrete and fiberglass products, including many large industrial corporations with resources significantly greater than those of the Company. The Company is marketing its products throughout North America and is preparing to expand into international markets.

The Company is aware of many experimental fiberglass recycling projects and a few prototype or development stage commercial fiberglass recycling companies. Most of these competitors utilize a process which grinds the fiberglass into a fine powder and feeds the powder into the fluid being sprayed under pressure onto fiberglass molds. The Company is not aware of any fiberglass recycling companies which utilize any process similar to the Company's proprietary process; however, it is possible that others are in the early stages of developing other fiberglass recycling technologies. The Company believes that the patent to be issued to Mr. Amour and licensed to it will be sufficient to prevent any potential competitors from utilizing any process similar to that used by the Company.

The Company competes with new fiberglass products based upon price. New fiberglass products are manufactured with new resins and new glass fibers, which add raw material costs to the wholesale price of the product. Manufacturing of the Company's product does not incur the same raw materials costs and, therefore, to the extent the Company utilizes recyclable resins and fiberglass wastes, the Company's products may have a sales price advantage. There are a number of businesses that make or could make fiberglass tables and benches. In general, these businesses must purchase raw materials to manufacture their products, and therefore have higher costs of goods sold.

The Company faces competition for its table and bench products from national and local hardware stores and building supply centers such as Home Depot, Builders Square and several merchandisers, such as Sears, K-Mart and Target. These companies generally sell wood picnic tables and benches, and also sell lumber and tools for their construction.

Like other fiberglass products, the Company's products are typically sold at a price higher than similar wood products; however like other fiberglass products, the Company's products have strong resistance to moisture, dry rot and surface damage. They also present features of higher strength and durability. The Company believes these long term benefits off set the higher price.

The Company's products are similar in cost to new and recycled plastic products. The advantages which the Company's products have over plastic is higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

The Company believes that its fiberglass railroad tie is a unique product. The Company is aware of competitors that supply wood and concrete railroad ties but is unaware of any competitors in the development and production of fiberglass railroad ties. The Company believes that the fiberglass railroad tie will
demonstrate superior performance over both wood and concrete ties.   To date no
quantity production orders have been received for the railroad tie product.

The Company faces competition for its railroad ties from many wholesale lumber mills in the Pacific Northwest which provide the nation's railroads with lumber for ties. Two of the major suppliers are Weyerhaeuser and Burlington Resources.

The Company is also developing a customized dock fendering system for ship docking and bridge protection. These are proprietary products for which the present competing products are constructed of wood and plastic. The wood and plastic products are sensitive to the corrosive salt water environment and demonstrate rapid deterioration from the significant impact and stress forces which are common in dock fendering applications.

Patents

The Company has entered into a license agreement by which it acquired exclusive rights to the proprietary process for the manufacture of products from reclaimed fiberglass. The proprietary process is owned by William E. Amour, President of the Company, who on July 10, 1996 received a notice from the United States Patent Office that the application has been allowed and that a U.S. Patent will be issued upon payment of the filing fee, which has now been submitted.

Under the terms of the license agreement the Company owns the exclusive right to the proprietary process developed by Mr. Amour with the right to sub-license the process. Subject to the continued utilization of the proprietary process by the Company, the license will be for the term of the patent.

The Company's success will depend upon its ability to preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

Litigation may be necessary to defend against or assert such claims of infringement, to enforce the Company's patent license, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Such litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company would be successful. Furthermore, there can be no assurance that the Company would prevail in any legal action seeking damages or injunctive relief for infringement of the patent.

Employees

The Company employees sixteen full time employees and one part-time employee. The Company anticipates sufficient qualified employees will be available to fulfill its future staffing needs. None of the Company's present employees are subject to collective bargaining agreements. The Company believes that relations with its employees are excellent.

Item 2.  Description of Property.
---------------------------------

Facilities

The Company's office, manufacturing and warehouse facilities are leased and located in Sultan, Washington, approximately 25 miles east of Everett, Washington, on Highway 2. The total facilities include 190,200 square feet, of which 14,500 square feet is under roof. Management believes the Company's facilities will provide adequate space for the office, warehouse, reclamation processing and manufacturing plant through the next few years and that suitable additional space is available to accommodate planned expansion.

Item 3. Legal Proceedings.
--------------------------

The Company has no current participation in any legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

On January 20, 1996 the shareholders and the Board of Directors approved the acquisition of Amour Hydro Press Inc.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

On November 8, 1996 the Company's Registration Statement became effective. As of December 31, 1996 the Company was proceeding with a self underwritten offering of 300,000 shares of common stock. The Company's offering sales are being impounded until the minimum of $300,000 is raised. As of December 31, 1996 the Company's sales had not reached the impound amount. Following the release of the impound funds the Company intends to apply for quotation of the Company's common stock of the OTC Bulletin Board.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

General

The Company continued its plan of expanding its customer base during 1996 by increasing its marketing and sales network. The Company's recent public offering is designed to generate adequate funds to allow for growth of the Company's sales and manufacturing capacity that would not be achieved if the Company relied only on internally generated funds. The Company's business plans continue to stress growth of the customer base over short-term profits; the Company's management believes net earnings will be driven by continued growth of the customer base.

As of December 31, 1996, the Company had an accumulated deficit of $1,261,349. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's exceptions, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Section, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

The Company realized net sales during 1996 of $11,393, a decrease over net sales of $22,866 generated during 1995. This decrease was due to the commitment of the Company to the development of new products and the design of new production equipment.

Liquidity and Capital Resources

On December 31, 1996, the Company had cash on hand of $15,303. However, from inception through December 31, 1995, the Company has operated at a loss, as its efforts had been focused on the design and development of a manufacturing process and products. Management anticipated that additional capital would be required to finance the Company's operations.

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

Item 7.  Financial Statements
-----------------------------


                             AMOUR FIBER CORE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditor's Report

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Shareholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORTS


The Board of Directors
Amour Fiber Core Inc.
Sultan, WA

I have audited the accompanying consolidated balance sheets of Amour Fiber Core, Inc. (a development stage company) and its predecessor company, as of December 31, 1996 and December 31, 1995 and the related consolidated statement of operations and retained deficit, shareholders' equity and cash flow for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining , on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amour Fiber Core, Inc. and its predecessor company, as of December 31, 1996 and December 31, 1995 and the related consolidated statement of operations, shareholders' equity (deficit) and cash flow for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As reflected in the accompanying
financial statements, the Company is a development stage company without significant operating revenues and has suffered recurring losses from operations and has an accumulated deficit. As discussed in note no. 11 to the financial statements, the current losses and the Company's working capital shortage indicates that there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note no. 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robert T. Taylor, CPA
Bothell, Washington

February 11, 1997

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           December 31

                                                          1996         1995
                                                          ----         ----
Current assets:
 Cash                                               $   15,303    $   4,175
 Receivables, Net:
   Trade                                                 1,303        5,677
   Employees                                                --        7,565
   Shareholders                                             --       20,105
 Inventory                                               8,699       27,621
                                                    ----------    ---------
Total current assets                                    25,305       65,143
                                                    ----------    ---------

 Machinery and  Equipment:
   Exchanged for Capital Stock                          22,765       19,035
   Purchased, at costs                                 234,151      101,488
   Self Constructed, at cost                           194,994      176,469
Accumulated Depreciation                               (77,333)     (50,269)
                                                    ----------    ---------
                                                       374,577      246,723
                                                    ----------    ---------
Organizational Costs                                     3,000        3,000
                                                    ----------    ---------
          Total Assets                              $  402,882    $ 314,866
                                                    ==========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:

 Accounts and Taxes Payable                         $   55,672    $  37,149
                                                    ----------    ---------

Other liabilities:
 Shareholders loans                                     41,185      144,887
 Deferred wages                                         74,346      116,000
                                                    ----------    ---------
                                                       115,531      260,887
                                                    ----------    ---------
Total liabilities                                   $  171,203    $ 298,036
                                                    ----------    ---------

Stockholders' Equity:
Common Stock, authorized 5,000,000 shares;
no par value; 3,527,811 shares issued &
outstanding.                                         1,493,028      818,400
 Deficit accumulated during development stages      (1,261,349)    (801,570)
                                                    ----------    ---------
 Total stockholder equity                              231,679       16,830
                                                    ----------    ---------
 Total liabilities & stock equity                   $  402,882    $ 314,866
                                                    ==========    =========


                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years ended December 31, 1996 and 1995 and cumulative from inception March, 1993 to December 31, 1996.

                                                 Years Ended December 31     Cumulative
                                                   1996          1995           (1)
                                                ---------     ---------     -----------
Revenues:
 Sales                                              9,406        19,213          29,389
 Disposal fees                                      1,987         3,653           6,104
                                                ---------     ---------     -----------
Total                                           $  11,393     $  22,866     $    35,493
                                                ---------     ---------     -----------

Costs and Expenses:
 Research and develop. costs                      174,449        29,955         505,744
 Cost of goods sold                                28,730        22,597          89,716
                                                ---------     ---------     -----------
Total                                           $ 203,179     $  52,552     $   595,460
                                                ---------     ---------     -----------

Gross income (loss)                              (191,786)      (29,686)       (559,967)
Gen and admin. expenses                           267,993       181,363         701,382
                                                ---------     ---------     -----------
Net loss                                        $(459,779)    $(211,049)    $(1,261,349)
                                                =========     =========     ===========

Loss per common share                           $   (0.13)    $   (0.06)


Note (1) - Cumulative Amounts from inception March, 1993 through Dec. 31, 1996



                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                   Deficit
                                                                 Accumulated
                                                                  during the
                                   Common Stock                  Development
                                      Shares         Amount         Stage        Total
                                   ------------   ------------   -----------   ----------

Balance Dec. 31, 1993                                            $ (74,850)

Issuance of common
stock to founders                     1,429,400      $    511    $       -      $     511

Issuance of common
stock for cash                        1,077,955       765,348            -        765,348

Issuance of common
stock for consulting services           280,000         3,000            -          3,000

Issuance of common
stock for debt and labor                 21,840        10,506            -         10,506

Issuance of common
stock for equipment                      48,765        19,035            -         19,035

Net Income (Loss)                             -             -     (515,671)      (515,671)
                                      ---------      --------    ---------      ---------

BALANCES,
December 31, 1994                     2,857,960       798,400     (590,521)       207,879

Redemption of
common stock                            124,040       (88,400)           -              -

Issuance of common
stock for cash                          124,040        88,400            -              -

Issuance of common
stock for consulting services           400,000        20,000            -         20,000

Net Income (Loss)                             -             -     (211,049)      (211,049)
                                      ---------      --------    ---------      ---------
BALANCE,
December 31, 1995                     3,257,960      $818,400    $(801,570)     $  16,830



                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Continued)

                                                                     Deficit
                                                                     Accumulated
                                                                     during the
                                          Common Stock               Development
                                          Shares        Amount       Stage                Total
                                          ------        ------       -----                -----
Issuance of common
stock for cash                            8,600       $   21,500     $         -           $  21,500

Issuance of common
stock for consulting services            12,100       $   30,250               -              30,250

Issuance of common
stock for debt and labor                247,659       $  619,148               -             619,148

Issuance of common
stock for equipment                       1,492       $    3,730               -               3,730

Net Income (Loss)                           -                -           (459,779)          (459,779)
                                      ---------       ----------      -----------          ---------

BALANCES,
December 31, 1996                     3,527,811       $1,493,028      $(1,261,349)         $ 231,679
                                      =========       ==========      ===========          =========



                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years ended December 31, 1996 and 1995 and cumulative from inception March, 1993 to December 31, 1996.

                                                Years Ended December 31      Cumulative
                                                  1996           1995            (1)
                                                  ----           ----        ----------
Cash flow from operating activities:
Net loss                                        $(459,779)     $(211,049)    $(1,261,349)
                                                ---------      ---------     -----------
Adjustments to reconcile net loss:
  Deferred compensation - officers                 23,346        110,000         139,346
  Depreciation                                     27,064         22,627          77,333
  Changes in:
    Deposits                                           --             --          (3,000)
    Accounts receivable                             4,374         (5,677)         (1,303)
    Inventory                                      18,922             --          (8,699)
    Accounts payable                               21,523        (52,007)         58,872
                                                ---------      ---------     -----------
  Total adjustments                                95,229         74,943         262,549
                                                ---------      ---------     -----------
  Net cash used by operating activities          (364,550)      (136,106)       (998,800)
                                                ---------      ---------     -----------

Cash flow from investing activities:
  Capital expenditures                           (151,188)            --        (429,145)
                                                ---------      ---------     -----------

  Net cash used by investing activities          (151,188)            --        (429,145)
                                                ---------      ---------     -----------
  Cash flow from financing activities:
  Capital stock issued for services                30,540         20,000          50,540
  Proceeds from issuance of capital stock          21,500             --         800,865
Change in employee receivables                      7,565         (7,565)             --
Change in shareholder loans                       467,261        124,782         591,843
                                                ---------      ---------     -----------

Net cash provided by financing activities         526,866        137,217       1,443,248
                                                ---------      ---------     -----------

Net change in cash                                 11,128          1,111          15,303
Cash at beginning of year                           4,175          3,064               0
                                                ---------      ---------     -----------
Cash at end of year                                15,303          4,175          15,303
                                                =========      =========     ===========


Supplemental schedule of non-cash
 investing and  financing activities:

Exchanged for capital stock:
Shareholder debt                                  618,858             --         618,858
Equipment                                           3,730             --          22,765


Note (1) - cumulative amounts from inception March, 1993 through Dec. 31, 1996



                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1996 and December 31, 1995

1.  Company operations

The Company manufactures commercial fiberglass products by recycling molded fiberglass wastes and resin wastes through a proprietary process. The Company and its predecessor, Amour Hydro Press, Inc., (AHP) have expended several years of research, development and testing the proprietary processes in order to achieve regulatory and customer approval of the products. The Company has begun commercial sales of its products and will utilize a portion of the proceeds of this offering to expand production facilities.

The Company, incorporated December 27, 1995. On of January 20, 1996 the Company merged with Amour Hydro Press Inc., (AHP). AHP, the predecessor company, was incorporated March 12, 1993. Under the terms of the merger each issued and outstanding share of AHP common stock was exchanged for 280 shares of common stock in the Company and all assets, liabilities, and accumulated deficit of AHP were accepted and transferred to the Company.

The Company remains subject to the risks common to development stage companies and the additional risks of the entry into a new fiberglass recycling industry.

2.  Significant accounting policies

Consolidation- The consolidated financial statements include the Company and its predecessor company. Intercompany accounts and transactions are eliminated in this consolidation.

Cash and Cash Equivalents- The Company considers all highly liquid debt investments with original maturates of three months or less to be cash equivalents.

Inventories- Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property and Equipment- Property and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives. Equipment under capital lease is stated at the present value of the minimum lease payments at the inception of the lease. Such equipment and leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter.

Revenue Recognition- The Company recognizes revenue when products are shipped.

Share Data- All share data and per share data have been retroactively reflected in the accompanying consolidated financial statements for the effect of the mergers and the exchange of AHP common shares for the Company's common shares.

Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes- Income taxes currently due are computed on taxable income. Deferred income taxes are computed at current rates on timing differences between book income and tax return income, due principally to depreciation differences.

3.  Related parties

Mr. Amour has deferred receipt of compensation since November 1, 1994.   As of
December 31, 1996, the total amount of such deferred compensation was $23,612,
after exchanging $65,000 due for 26,000 shares of capital stock.   Mrs. Barbara
Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1996 , the total amount of such deferred compensation was $50,734. Commencing April 1, 1996, their salaries are being paid on a current basis and both have agreed to postpone payment of the deferred compensation until the Company is able to repay the debt without a significant impact on the operation of the Company. In the future the Company may begin payment of compensation to Mr. Peterson and Mr. Knuckey, but there are no current arrangements for such compensation.

Between January 1, 1996 and June 28, 1996, Mr. Amour and Mrs. Amour loaned $300,000 to the Company, all of which was convertible into common stock. On June 29, 1996, Mr. Amour and Mrs. Amour converted the loan and received 120,000 shares of common stock. In 1995 Gerald Rau loaned the Company $44,550. The terms of the loan is 9% interest per year all due March 31, 1997.

Between July 15, 1996 and November 1, 1996, Mr. Amour and Mrs. Amour loaned
$200,000 to the Company, all of which was convertible into common stock.   The
terms of the loan are 9% interest per year. Mr. Amour and Mrs. Amour converted the $500,000 loan to 200,000 shares on common stock on November 13, 1996.

The Company has entered into a royalty-free license agreement with Mr. William Amour, President of the Company. The license agreement grants the Company the exclusive world wide rights to the proprietary process for the manufacture of products from reclaimed fiberglass and to sub-license the process to other manufacturers.

4. Litigation

On June 7, 1995, William E. Amour and Amour Hydro-Press, Inc. ("AHP") the Company's predecessor, received notice of a hearing to address the subject of a pending administrative proceeding brought by the Securities Administrator of the State of Washington, In The Matter of William E. Amour and Amour Hydro-Press,
                     --------------------------------------------------------
Inc.(Case No. 95-06-0032).  The Statement of Charges alleges that Mr. Amour and
--------------------------
AHP failed to disclose material information about AHP in the offer and sale of its shares, during the period from May 1993 to June 7, 1995, failed to register the offer and sale of shares under the securities laws of the State of Washington, and that Mr. Amour failed to register as a broker-dealer. The purpose of the hearing is to determine whether an order should be issued requiring Mr. Amour and AHP to cease and desist from the sale of AHP shares in the State of Washington without registration of the securities or an exemption therefrom. In response to the hearing notice, AHP and Mr. Amour provided the regulatory agency with all records and documents requested. The hearing was postponed by the agency and has not been rescheduled. In addition to cooperating with the regulatory agency upon receipt of the notice, AHP then delivered to the purchasing shareholders information about AHP, extended the right to ask questions and receive answers from the officers and directors of the Company, and extended them the right to observe and review the plant and the manufacturing process. AHP also offered each purchasing shareholder the right to rescind the purchase of their shares and receive back the amount paid by them. Twenty-four shareholders elected to accept the offer to rescind their purchase, with respect to a total of 443 shares, amounting to $88,600, all of which has since been remitted to them. The recession offer expired November
1995.   The administrative proceeding is still pending, but does not affect the merger between AHP and the Company.

5. Commitments

The Company rents its facilities on a month to month basis at a rental of $2,325 monthly.

6. Earnings Per Share

Earnings per share calculations are based upon the actual number of shares outstanding at the end of each period. There were 3,527,811 shares outstanding at December 31, 1996; 3,257,960 shares outstanding at December 31, 1995.

7.  Deferred Compensation

The deferred compensation amounts agreed to be paid to officers from 1994 to date have not been paid but have been recorded as an obligation. The unpaid compensation was $139,346 and has been recorded as an expense and a liability. Mr. Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1996, the total amount of such deferred compensation was $23,612. Mrs. Barbara Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1996, the total amount of such deferred compensation was $50,734. Commencing April 1, 1996, their salaries are being paid on a current basis and both have agreed to postpone payment of the deferred compensation until the Company is able to repay the debt without a significant impact on the operation of the Company.

8.  Basis for Non Cash Transactions

The basis for each issuance of shares of common stock in non cash transactions was the market value of the service or trade at the time provided as determined by the Board of Directors and the prevailing value of restricted shares at the time of the transaction.

9.  Inventory Costs Basis

The Company's composition of inventory during 1994, 1995 and early 1996 was oriented to inventory utilized in research and development activities rather than production related inventory. Additionally, raw material inventory of fiberglass and resins was being provided to the Company, without costs, from various fiberglass manufacturers. Being a non cost item the inventory does not show a value item on the books of the Company. The Company anticipates as production volume increases later this year the inventory composition will change, however most raw material inventory will tend to be a revenue item rather than a cost item. As of December 31, 1996 the Company had finished product inventory of $3,999 and raw materials on hand, at cost, of $4,700.

10.  Going Concern

The Company is in the development stage and has devoted substantially all its efforts to research, development and testing of the products. Until such time as product sales generate sufficient cash flow to fund working capital requirements, the Company plans to finance its operations primarily through the proceeds of its proposed initial public offering. The Company will require substantial additional funds to complete its production facility. Without such funding, the Company may be required to delay, reduce the scope of, or eliminate
some of its proposed product introductions.   As there is no assurance that the
Company will be able to raise additional funds on acceptable terms, these conditions raise doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the inability of the Company to continue as a going concern.

In the opinion of the Company's management, the Company has adequate sources of raw material supplies and markets both for its current products as well as a number of new products currently being developed. The Company has experienced management and recently hired an experienced manufacturing manager and
additional staff.   The only remaining factor is capital to complete the
transition from a limited manufacturing plant to a full operational plant. Should the offering only raise the minimum, management believes the Company will be able to sustain operations from the initial phase of the of the operational plant and should be able to build to a full operational plant from cash flow from operations; however it is likely the full operational capability will require a period of 36 to 48 months. Management believes the minimum proceeds will be sufficient to satisfy the Company's short-term cash requirements for the 12 months from the close of the offering.

11.  Stock Option Plan

Pursuant to a Stock Option Plan adopted by the Company on August 20, 1996 the Company granted options to purchase shares of common stock in the Company to employees and Directors. With the exception of the Director's options which vested immediately, all options vest at a rate of 20% after 12 month employment and 20% on each employee's anniversary date thereafter. The option exercise price is $2.50. The vested options as of August 20, 1996 represented 75,230 shares. By August 20, 1997 the vested options will represent a total of 76,110 shares.

Item 8. Changes in and Disagreements with Accountants on  Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

 Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

For ownership information see Item 11.

The Directors and Executive Officers of the Company are as follows:


     Name                Age               Position
     ----                ---               --------

William E. Amour          60   Chairman of the Board of Directors, President
Barbara J. Amour          46   Director and Secretary and Treasurer
Robert L. Knuckey         61   Director, Vice President
Gerald Rau                69   Director
C. A. Tony Peterson       52   Director, Chief Financial Officer


William E. Amour is the founder of the Company and has been its President and Chief Executive Officer and Chairman of the Board since its incorporation in 1995. Mr. Amour was also the founder and Chief Executive Officer of Amour Hydro Press, Inc. since its incorporation in 1993. From 1988 to 1993 Mr. Amour owned and operated B & A Hydraulics, which engineered, designed, built and serviced hydraulic machines. Mr. Amour devotes his full time to the business of the Company.

Barbara J. Amour is a co-founder of the Company and has been its Secretary and Treasurer and a member of the Board since its incorporation in 1995. Mrs. Amour was also a co-founder and Secretary and Treasurer of Amour Hydro Press, Inc. since its incorporation in 1993. From 1986 to 1993 Mrs. Amour was employed in both managerial and administrative staff positions at Payless Drug, Sprouse, and Pay n' Save. Mrs. Amour is the spouse of William E. Amour and devotes her full time to the business of the Company.

Robert L. Knuckey has been a Director and Vice President of the Company since 1995. Mr. Knuckey was also a Director and Vice President of Amour Hydro Press, Inc. From 1958 to 1984 Mr. Knuckey owned and operated R.K. Glazing, Inc., a commercial glass and glazing company, and from 1986 to 1992 he was also an owner of Barmon & Knuckey Lumber. Mr. Knuckey also served on the Board of Directors of Northshore First Mutual Bank. Mr. Knuckey devotes approximately five percent of his time to the Company.

Gerald Rau has been a Director of the Company since its inception in 1995. Mr. Rau was also a Director of Amour Hydro Press, Inc. From 1955 to 1986 Mr. Rau was employed with the Boeing Company. Since 1986 Mr. Rau has been a self employed financial consultant and advisor.

C. A. Tony Peterson has been a Director and Chief Financial Officer of the Company since its inception in 1995. Mr. Peterson was also a Director and Chief Financial Officer of Amour Hydro Press, Inc. Mr. Peterson has been employed by US National Mortgage Corporation as a loan officer since 1988. Mr. Peterson has committed to devote 20% to 50% of his time to the Company, as may be required.

The term of office of each director is one year or until his successor is elected at the Company's annual meeting. Each officer is appointed by the Board of Directors and serves at the pleasure of the Board. Members of the Board of Directors receive $100 for their attendance at each Board meeting.

In December 1995 the Company entered into a two year employment agreement with William E. Amour, under which he is required to devote at least 75% of his productive time to the Company. The agreement calls for salary to Mr. Amour of $6,000 per month. The Company has the option of extending the term of the agreement for 24 additional months at the same monthly rate with the incentive compensation package to be negotiated.

On June 7, 1995, William E. Amour and Amour Hydro-Press, Inc. ("AHP") the Company's predecessor, received notice of a hearing to address the subject of a pending administrative proceeding brought by the Securities Administrator of the State of Washington, In The Matter of William E. Amour and Amour Hydro-Press,
                     --------------------------------------------------------
Inc.(Case No. 95-06-0032).  The Statement of Charges alleges that Mr. Amour and
--------------------------
AHP failed to disclose material information about AHP in the offer and sale of its shares, during the period from May 1993 to June 7, 1995, failed to register the offer and sale of shares under the securities laws of the State of Washington, and that Mr. Amour failed to register as a broker-dealer. The purpose of the hearing is to determine whether an order should be issued requiring Mr. Amour and AHP to cease and desist from the sale of AHP shares in the State of Washington without registration of the securities or an exemption therefrom. In response to the hearing notice, AHP and Mr. Amour provided the regulatory agency with all records and documents requested. The hearing was postponed by the agency and has not been rescheduled. In addition to cooperating with the regulatory agency upon receipt of the notice, AHP then delivered to the purchasing shareholders information about AHP, extended the right to ask questions and receive answers from the officers and directors of the Company, and extended them the right to observe and review the plant and the manufacturing process. AHP also offered each purchasing shareholder the right to rescind the purchase of their shares and receive back the amount paid by them. Twenty-four shareholders elected to accept the offer to rescind their purchase, with respect to a total of 443 shares, amounting to $88,600, all of which has since been remitted to them. The recession offer expired in November 1995. The administrative proceeding is still pending, but does not affect the merger between AHP and the Company.

Item 10.  Executive Compensation.
---------------------------------

The aggregate annual remuneration, during the fiscal year ending December 31, 1996, of the three highest paid persons who are officers or directors was as follows:


                           Capacities in which         Aggregate
Name of Individual         remuneration was received   remuneration
------------------         -------------------------   ------------

William E. Amour           President                      $72,000
C. A. Tony Peterson        Chief Financial Officer          -0-
Robert L. Knuckey          Vice President                   -0-
Barbara Amour              Secretary/Treasurer             36,000

The Company entered into an Employment Agreement with Mr. William E. Amour in December of 1995. The term of this agreement is two years, and the Company has the option of extending it for an additional two year term, subject to negotiation of a re-signing bonus. Mr. Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1996, the total amount of such deferred compensation was $23,612. Mrs. Barbara Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1996, the total amount of such deferred compensation was $50,734. Commencing April 1, 1996, their salaries are being paid on a current basis and both have agreed to postpone payment of the deferred compensation until the Company is able to repay the debt without a significant impact on the operation of the Company. Capital for repayment may come from the Company's capital assets, (including the proceeds from the offering), and/or the Company's cash flow, or a combination thereof. Upon receipt of $1,000,000 of more from this offering the Company intends to utilize funds from the offering to pay the outstanding deferred
compensation.   In the future the Company may begin payment of compensation to
Mr. Peterson and Mr. Knuckey, but there are no current arrangements for such compensation. On August 20, 1996 the Company issued vested options to purchase 25,000 shares of Common Stock in the Company at a price of $2.50 to each of the following members of the Board of Directors: Robert L. Knuckey; C. A. Tony Peterson; and Gerald Rau.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth ownership information as of December 31, 1996 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares.



                                 Number      Percent
Name of  Owner                 of  Shares     Owned
--------------                 ----------    --------

Mr. William E. Amour            1,575,350      44.7%
and Mrs. Barbara J. Amour
1120 E. Stevens
Sultan, WA 98294

Robert L. Knuckey                   7,920        --
1120 E. Stevens
Sultan, WA 98294

Gerald Rau                         57,120       1.6%
1120 E. Stevens
Sultan, WA 98294

C. A. Tony Peterson                   280        --
1120 E. Stevens
Sultan, WA 98294

Henry Chapman                     280,000       7.9%
P. O. Box 157
Menlow, WA 98561

Gearhart Family Trust             400,000      11.3%
7222 Seaworthy Drive
Huntington Beach, CA 92648

(1) Based on sale of the maximum offering. As of December 31, 1996, there were 3,527,811 shares of common stock outstanding. On January 20, 1996 the Company merged with Amour Hydro Press Inc. (AHP). All of the issued and outstanding shares of AHP were exchanged for shares of common stock in the Company at a ratio of 280 shares in the Company for each share of AHP.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Transactions with Management

Between January 1, 1996 and June 28, 1996, Mr. Amour and Mrs. Amour loaned $300,000 to the Company, all of which was convertible into common stock at a price of $2.50 per share. On June 29, 1996, Mr. Amour and Mrs. Amour converted the loan and received 120,000 shares of common stock.

Additionally, Mr. Amour and Mrs. Amour on July 15, 1996 committed to loan up to $100,000 to the Company. The commitment includes the right to exchange the debt for shares of common stock at a ratio of one share of common stock for $2.50 of debt. As of September 30, 1996 a total of $83,535 had been loaned under this agreement and no options to convert debt to common stock had been exercised.
The loan is due and payable October 30, 1996. Mr. and Mrs. Amour have indicated to the Company that they intend to convert the loan principal and interest of the note into Shares in the Company at maturity.

On October 1, 1996 Mr. Amour and Mrs. Amour committed to loan up to $100,000 to the Company. The commitment includes the right to exchange the debt for shares of common stock at a ratio of one share of common stock for $2.50 of debt. As of September 30, 1996 no moneys had been loaned under this agreement and no options to convert debt to common stock had been exercised. The loan is due and payable February 28, 1997. Mr. and Mrs. Amour have indicated to the Company that they intend to convert the loan principal and interest of the note into Shares in the Company at maturity.

In 1995 Gerald Rau, a Director of the Company, loaned the Company $44,550. The loan accrues interest at the rate of 9% per annum, with all principal and interest due on March 31, 1997.

The Company has entered into a royalty-free license agreement with William E. Amour, President of the Company. The license agreement grants the Company the exclusive world wide rights to the proprietary process for the manufacture of products from reclaimed fiberglass and to sub-license the process to other manufacturers.

On August 20, 1996 the Company established a stock option plan for employees and directors, and issued fully vested options to purchase 25,000 shares of Common Stock in the Company to each of the following members of the Board of Directors:
Robert L. Knuckey; C. A. Tony Peterson; and Gerald Rau, at an exercise price of $2.50 per share. Under the plan, additional options to purchase a total of 5,500 shares of common stock at a price of $2.50 per share were issued to employees, of which 230 options were vested as of August 23, 1996.

Transactions with Affiliates

The Company follows a policy under which all material affiliated transactions and loans will be made or entered into on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties. As part of this policy all material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the members of the Company's Board of Directors who do not have an interest in the transaction.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Not Applicable


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Amour Fiber Core, Inc.

                           By: /S/ WILLIAM E. AMOUR
                               --------------------
                               William E. Amour, President

                           By: /S/ TONY PETERSON
                               -----------------
                               C.A. Tony Peterson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                  Title                     Date
---------                                  -----                     ----

(1)  Principal Executive Officer

/S/ WILLIAM E. AMOUR                       President and a           Feb. 20, 1997
--------------------                       Director
William E. Amour


(2)  Principal and Accounting Officer

/S/ TONY PETERSON                          Chief Financial Officer   Feb. 20, 1997
-----------------
C.A. Tony Peterson

(3)  Directors

/S/ BARBARA J. AMOUR                       Secretary, Treasurer      Feb. 20, 1997
--------------------                       and a Director
Barbara J. Amour

                                           Vice President and
---------------------                      a Director
Robert L. Knuckey

/S/ GERALD RAU                             Director                  Feb. 20, 1997
--------------
Gerald Rau
