Form 10-Q
period 1997-03-31
AMOUR FIBER CORE INC
filed 1997-05-13
CIK 1009925

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended March 31, 1997
                          Commission File No.  0-28978
                            Amour Fiber Core, Inc.

                            ----------------------

            (Exact name of registrant as specified in its charter)


          Washington                                           91-1705387
      ------------------                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


       1120 East Stevens, P.O. Box 42, Sultan, WA 98294   (360) 793-0146
       -----------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of registrant; Principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding at
                Class                        March 31, 1997
                -----                        --------------
          Common Stock, No Par Value            3,311,183

                             AMOUR FIBER CORE, INC.

                                     INDEX

Part I -  Financial Information                                      Page Number
          Item 1.  Financial Statements

                   Consolidated Condensed, Balance Sheets
                    (unaudited)

                   Consolidated Condensed Statement of Operations
                    (unaudited)

                   Consolidated Condensed Statement of Cash Flows
                    (unaudited)

                   Notes to Consolidated Condensed Financial
                    Statements

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operation

Part II - Other Information

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibit and Reports on Form 8-K

                   Signature

Part I - Financial Information

         Item 1.  Financial Statements

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                  CONSOLIDATED CONDENSED BALANCE SHEETS (10Q)

                                                  Mar. 31, 1997    Dec. 31, 1996
                                                   (Unaudited)        Audited
                                                  --------------   -------------
ASSETS
Current assets:
          Cash                                      $     1,387     $    15,303
          Receivables, net - Trade                        2,268           1,303
                           - Employees                                   --
                           - Shareholders                                --
           Inventory, fin goods                           8,699           8,699
               Total current assets                      12,354          25,305
                                                    -----------     -----------
 Machinery and  Equipment, at cost                      464,177         451,910
 Less: accumulated depreciation                         (81,090)        (77,333)
                                                    -----------     -----------
               Net machinery and equipment              383,087         374,577
                                                    -----------     -----------
 Other assets                                             3,000           3,000
                                                    -----------     -----------
          Total assets                              $   386,087     $   402,882
                                                    ===========     ===========
LIABILITIES
 Current liabilities:
        Accounts payable                                 56,354          55,672
                                                    -----------     -----------
          Total current liabilities                      56,354          55,672

 Other liabilities:
        Shareholder loans                                41,835          41,185
        Deferred wages                                   74,346          74,346
                                                    -----------     -----------
           Total other liabilities                      116,181         115,531
                                                    -----------     -----------
           Total liabilities                        $   172,535        $171,203
                                                    ===========     ===========
Stockholders' equity:
      Common stock                                    1,551,028       1,493,028
      Retained deficit                               (1,337,476)     (1,261,349)
                                                    -----------     -----------
           Total stockholder's equity               $   213,552        $231,679
                                                    ===========     ===========
Total liabilities and Stockholders' equity          $   386,087     $   402,882
                                                    ===========     ===========

                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (10Q)

                                   Three Months Ended         Three Months Ended
                                     Mar. 31, 1997               Mar. 31, 1996
                                      (Unaudited)                 (Unaudited)
                                      -----------                 -----------
Revenues
     Sales                                 2,472                          281
     Disposal Fees
Net revenues

Total                                   $  2,472                    $     281
                                        --------                    ---------

Costs and expenses:                                                    35,277
                                                                    ---------
    Cost of sales                          9,632
    Research & development                     0
    Marketing general and                  2,519
     administrative                       66,448

Operating costs and expenses              78,599                      164,151
                                        --------                    ---------

Net income (loss)                       $(76,127)                   $(199,709)
                                        ========                    =========
Earnings per common and
 common equipment share(*)              $  (0.02)                   $   (0.06)

(*)Weighted average number of common and common equipment shares outstanding on March 31, 1996 was 3,298,203 shares and on March 31, 1997 was 3,311,183.


                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (10Q)


                                                              Three Months Ended    Three Months Ended
                                                                 Mar. 31, 1997         Mar. 31, 1996
                                                                  (Unaudited)           (Unaudited)
                                                              -------------------   -------------------
Cash Flows Provided by (used for)
Operating Activities:
     Net Loss                                                       $(76,127)            $(199,709)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
          Deferred Compensation                                                            139,346
          Depreciation                                                 6,766                 5,657
          Change in accounts receivable                                 (965)                  702
          Change in accounts payable                                     682                 4,123
                                                                    --------             ---------

Net cash used for operating activities                                69,644               (49,881)

Cash Flows provided by (used for)
     Investing Activities:
          Capital expenditures                                        (2,922)              (18,161)
                                                                    --------             ---------
Net cash used for Investing Activities:                               (2,922)              (18,161)

Cash Flows provided by (used for)
 Financing Activities:
          Capital stock issued                                        58,000                25,000
          Change in employee receivable                                    0                (1,965)
          Change in shareholder loans pay./rec.                          650                90,864
                                                                    --------             ---------
Net cash provided by financing activities                             58,650               135,399
                                                                    --------             ---------
Net change in cash                                                   (13,916)               67,357
Cash at beginning of period                                           15,303                 4,175
                                                                    --------             ---------
Cash at end of period                                               $  1,387             $  71,532
                                                                    --------             ---------

                             See accompanying notes

                          AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements of Amour Fiber Core Inc. ("Amour," the "Company," or the "Registrant") have been prepared in conformity with generally accepted accounting principals, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 31, 1996. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on form 10-K dated March 3, 1997 for the year ended December 31, 1996.

2. Earnings per common and common equipment share were based upon a weighted average number of common and common equipment shares outstanding which for March 31, 1997 was 3,311,183 shares and for March 31, 1996 was 3,298,203.

Part I - Item 2
----------------

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

As of March 31, 1997, the Company had an unaudited accumulated deficit of $ 1,337,477. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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

Results of Operations

The Company realized net sales during the first quarter of 1997 of $ 2,472 a decrease over net sales of generated during the first quarter of 1996. This decrease was due to the commitment of the Company to the development of new products, the design of new production equipment and the need for additional capital to complete a new production line.

Liquidity and Capital Resources

On March 31, 1997, the Company had cash on hand of $ 1,387. However, from inception through March 31, 1997, the Company has operated at a loss, as its efforts had been focused on the design and development of a manufacturing process and products. Management anticipated that additional capital will be required to finance the Company's operations.

During March of 1996 the Company filed for the right to sell shares of common stock to the public. On November 8, 1996, the Company received authority to sell up to 300,000 shares of its common stock to the public at a price of $6.00 per share. The offering is self underwritten and the Company is proceeding with the sale of the subject shares. A major portion of the proceeds will be used to finance expansion of the manufacturing plant activities.

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

Part II - Other Information
---------------------------

Item 1 - Legal Proceedings
------

The Company has no current participation in any legal proceedings.

Item 2 - Changes in Securities
------

     None

Item 3 - Defaults upon Senior Securities
------

     None

Item 4 - Submission of Matters to a Vote of Security Holders
------

On December 14, 1996 at the annual shareholders meeting, the shareholders approved retention of the Board of Directors.

Item 5 - Other Information
------

On November 8, 1996 the Company's Registration Statement became effective. As of March 31, 1997 the Company was proceeding with a self underwritten offering of 300,000 shares of common stock. The Company's offering sales are being impounded until the minimum of $300,000 is raised. As of December 31, 1996 the Company's sales had not reached the impound amount. Following the release of the impound funds the Company intends to apply for quotation of the Company's common stock of the OTC Bulletin Board.


Item 6 - Exhibits and Reports on Form 8-K
------

     27 Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMOUR FIBER CORE INC.
     (Registrant)


Date May 12, 1997             By:  /s/ C.A. Tony Peterson
                                   ----------------------
                                   C.A. Tony Peterson
                                   Director and
                                   Chief Financial and
                                   Principal Accounting Officer