Form 10-Q
period 1997-06-30
AMOUR FIBER CORE INC
filed 1997-08-07
CIK 1009925

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended June 30, 1997
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

     Yes [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding at
                Class                         June 30, 1997
                -----                        --------------
          Common Stock, No Par Value            3,419,644

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

                   Signature

Part I - Financial Information

         Item 1.  Financial Statements

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                  CONSOLIDATED CONDENSED BALANCE SHEETS (10Q)

                                                  June 30, 1997    Dec. 31, 1996
                                                   (Unaudited)        Audited
                                                  --------------   -------------
ASSETS
Current assets:
          Cash                                      $   294,161     $    15,303
          Receivables, net - Trade                        5,394           1,303
                           - Employees                                   --
                           - Shareholders                                --
           Inventory, fin goods                           8,699           8,699
               Total current assets                     308,521          25,305
                                                    -----------     -----------
 Machinery and  Equipment, at cost                      777,035         451,910
 Less: accumulated depreciation                         (84,099)        (77,333)
                                                    -----------     -----------
               Net machinery and equipment              689,936         374,577
                                                    -----------     -----------
 Other assets                                             3,000           3,000
                                                    -----------     -----------
          Total assets                              $   692,936     $   402,882
                                                    ===========     ===========
LIABILITIES
 Current liabilities:
        Accounts payable                                  3,642          55,672
                                                    -----------     -----------
          Total current liabilities                       3,642          55,672

 Other liabilities:
        Shareholder loans                                     0          41,185
        Deferred wages                                   74,346          74,346
                                                    -----------     -----------
           Total other liabilities                       74,346         115,531
                                                    -----------     -----------
           Total liabilities                        $    77,988        $171,203
                                                    ===========     ===========
Stockholders' equity:
      Common stock                                    2,067,164       1,493,028
      Retained deficit                               (1,452,216)     (1,261,349)
                                                    -----------     -----------
           Total stockholder's equity               $   614,948        $231,679
                                                    ===========     ===========
Total liabilities and Stockholders' equity          $   692,936     $   402,882
                                                    ===========     ===========

                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (10Q)

                                   Six Months Ended            Six Months Ended
                                     June 30, 1997               June 30, 1996
                                      (Unaudited)                 (Unaudited)
                                      -----------                 -----------
Revenues
     Sales/Lic. Fee                       57,998                        3,294
     Disposal Fees                        19,782                        1,466
Net revenues

Total                                  $  77,780                    $   4,760
                                       ---------                    ---------

Costs and expenses:

    Cost of sales                         13,040                       19,760
    Research & development                     0                            0
    Marketing general and
     administrative                      255,607                       58,012
    Adjustment                            64,740                      (73,012)
Operating costs and expenses              78,599                      138,288
                                       ---------                    ---------

Net income (loss)                      $(190,876)                   $(211,300)
                                       =========                    =========
Earnings per common and
 common equipment share(*)             $   (0.06)                   $   (0.06)

(*)Weighted average number of common and common equipment shares outstanding on June 30, 1996 was 3,298,203 shares and on June 30, 1997 was 3,419,644.


                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (10Q)


                                                               Six Months Ended      Six Months Ended
                                                                 June 30, 1997         June 30, 1996
                                                                  (Unaudited)           (Unaudited)
                                                               ----------------      ----------------
Cash Flows Provided by (used for)
Operating Activities:
     Net Loss                                                      $(190,867)            $(211,300)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
          Deferred Compensation                                                             23,346
          Depreciation                                                 6,766                11,314
          Change in accounts receivable                               (4,091)                    0
          Change in accounts payable                                 (52,030)               94,754
          Inventory                                                     (267)                    0
                                                                   ---------             ---------

Net cash used for operating activities                               240,489               (83,878)

Cash Flows provided by (used for)
     Investing Activities:
          Capital expenditures                                       (13,604)             (138,435)
                                                                   ---------             ---------
Net cash used for Investing Activities:                              (13,604)             (138,435)

Cash Flows provided by (used for)
 Financing Activities:
          Capital stock issued                                       574,136                25,000
          Change in employee receivable                                    0                18,915
          Change in shareholder loans pay./rec.                      (41,185)              235,221
                                                                   ---------             ---------
Net cash provided by financing activities                            532,951               279,136
                                                                   ---------             ---------
Net change in cash                                                   278,858                56,823
Cash at beginning of period                                           15,303                 4,175
                                                                   ---------             ---------
Cash at end of period                                              $ 294,161             $  60,998
                                                                   ---------             ---------

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

2. Earnings per common and common equipment share were based upon a weighted average number of common and common equipment shares outstanding which for June 30, 1997 was 3,419,644 shares and for June 30, 1996 was 3,298,203.

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

As of June 30, 1997, the Company had an unaudited accumulated deficit of $1,452,216. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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

Results of Operations

The Company realized net sales during the second quarter of 1997 of $77,780 an increase over net sales of generated during the second quarter of 1996. This increase was due to the commitment of the Company to the development of new products, the design of new production equipment and the need for additional capital to complete a new production line. Specifically the increase was in licensing sales, disposal fees and Product Sales.

Liquidity and Capital Resources

On June 30, 1997, the Company had cash on hand of $294,161. However, from inception through June 30, 1997, the Company has operated at a loss, as its efforts had been focused on the design and development of a manufacturing process and products. Management anticipated that additional capital will be required to finance the Company's operations.

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

Item 5 - Other Information
------

On November 8, 1996 the Company's Registration Statement became effective. As of June 30, 1997 the Company was proceeding with a self underwritten offering of 300,000 shares of common stock.

Item 6 - Exhibits and Reports on Form 8-K
------

     27 Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMOUR FIBER CORE INC.
     (Registrant)


Date August 6, 1997           By:  /s/ C.A. Tony Peterson
                                   ----------------------
                                   C.A. Tony Peterson
                                   Director and
                                   Chief Financial and
                                   Principal Accounting Officer