Form 10-Q
period 1997-09-30
AMOUR FIBER CORE INC
filed 1997-11-18
CIK 1009925

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter Ended Sept. 30, 1997
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

     Yes [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding at
                Class                        Sept. 30, 1997
                -----                        --------------
          Common Stock, No Par Value            3,421,330

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

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibit and Reports on Form 8-K

                   Signature

                   /s/ C.A. TONY PETERSON
                   -----------------------------
                   C.F.O. Amour Fiber Core, Inc.

Part I - Financial Information

         Item 1.  Financial Statements

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                  CONSOLIDATED CONDENSED BALANCE SHEETS (10Q)

                                                   Sept. 30, 1997    Dec. 31, 1996
                                                     (Unaudited)        Audited
                                                  ----------------   -------------
ASSETS
Current assets:
          Cash                                      $    95,699.64     $    15,303
          Receivables, net - Trade                      361,425.81           1,303
                           - Employees                                      --
                           - Shareholders                                   --
           Inventory, fin goods                           9,240.00           8,699
               Total current assets                     466,365.00          25,305
                                                    --------------     -----------
 Machinery and Equipment, at cost                       573,087.00         451,910
 Less: accumulated depreciation                         (84,060.00)        (77,333)
 Building improvements                                    1,659.80          --
                                                    --------------     -----------
               Net machinery and equipment              489,067.00         374,577
                                                    --------------     -----------
 Other assets                                             3,000.00           3,000
                                                    --------------     -----------
          Total assets                              $   958,391.72     $   402,882
                                                    ==============     ===========
LIABILITIES
 Current liabilities:
        Accounts payable                                 25,004.34          55,672
                                                    --------------     -----------
          Total current liabilities                      25,004.34          55,672

 Other liabilities:
        Shareholder loans                                     0.00          41,185
        Deferred wages                                   74,346.00          74,346
                                                    --------------     -----------
           Total other liabilities                       74,346.00         115,531
                                                    --------------     -----------
           Total liabilities                        $    99,550.00     $   171,203
                                                    ==============     ===========
Stockholders' equity:
      Common stock                                    2,072,781.00       1,493,028
      Retained deficit                                1,261,939.00      (1,261,349)
      Net income                                         47,409.74          --
                                                    --------------     -----------
           Total stockholder's equity               $   858,842.00        $231,679
                                                    ==============     ===========
Total liabilities and Stockholders' equity          $   958,392.00     $   402,882
                                                    ==============     ===========

                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (10Q)

                                    9 Months Ended              9 Months Ended
                                    Sept. 30, 1997              Sept. 30, 1996
                                      (Unaudited)                 (Unaudited)
                                      -----------                 -----------
Revenues
     Sales/Lic. Fee                      512,966                        7,129
     Disposal Fees                        20,778                        7,129
Net revenues                             533,744                        7,129

Total                                  $ 533,744                    $   7,129
                                       ---------                    ---------

Costs and expenses:

    Cost of sales                         14,668                        7,519
    Research & development                     0                          780
    Marketing general and
     administrative                      471,666                       39,943
    Adjustment                            64,740                      (73,012)
Operating costs and expenses             486,334                       48,242
                                       ---------                    ---------

Net income (loss)                      $  47,410                    $ (41,113)
                                       =========                    =========
Earnings per common and
 common equipment share(*)             $   0.014                    $   (0.03)

(*)Weighted average number of common and common equipment shares outstanding on June 30, 1996 was 3,298,203 shares and on June 30, 1997 was 3,419,644.


                             See accompanying notes

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (10Q)


                                                                9 Months Ended       9 Months Ended
                                                                Sept. 30, 1997       Sept. 30, 1996
                                                                  (Unaudited)          (Unaudited)
                                                               ----------------      ----------------
Cash Flows Provided by (used for)
Operating Activities:
     Net Loss                                                      $  47,410             $(326,252)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
          Deferred Compensation                                            0                23,346
          Depreciation                                                 6,727                16,971
          Change in accounts receivable                             (360,122)                5,112
          Change in accounts payable                                 (30,468)               54,150
          Inventory                                                     (541)                    0
                                                                   ---------             ---------

Net cash used for operating activities                               336,994              (226,673)

Cash Flows provided by (used for)
     Investing Activities:
          Capital expenditures                                      (121,177)             (147,779)
                                                                   ---------             ---------
Net cash used for Investing Activities:                             (121,177)             (147,779)

Cash Flows provided by (used for)
 Financing Activities:
          Capital stock issued                                       579,753                46,505
          Change in employee receivable                                    0                  (760)
          Change in shareholder loans pay./rec.                      (41,185)              351,846
                                                                   ---------             ---------
Net cash provided by financing activities                            538,753               397,586
                                                                   ---------             ---------
Net change in cash                                                    80,397                23,134
Cash at beginning of period                                           15,303                 4,175
                                                                   ---------             ---------
Cash at end of period                                              $  95,700             $  27,134
                                                                   ---------             ---------

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

2. Earnings per common and common equipment share were based upon a weighted average number of common and common equipment shares outstanding which for June 30, 1997 was 3,421,330 shares and for June 30, 1996 was 3,257,960.

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

Liquidity and Capital Resources

On Sept. 30, 1997, the Company had cash on hand of $95,699.64. However, from inception through Sept. 30, 1997, the Company has operated at a loss, as its efforts had been focused on the design and development of a manufacturing process and products. Management anticipated that additional capital will be required to finance the Company's operations.

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

     AMOUR FIBER CORE INC.
     (Registrant)


Date November 17, 1997        By:  /s/ C.A. TONY PETERSON
                                   ----------------------
                                   C.A. Tony Peterson
                                   Director and
                                   Chief Financial and
                                   Principal Accounting Officer