Form 10KSB40
period 1997-12-31
AMOUR FIBER CORE INC
filed 1998-05-05
CIK 1009925

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997


                          Commission File No. 0-28978


                            Amour Fiber Core, Inc.
                (Name of small business issuer in its charter)


             Washington                                 91-1705387
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


       1120 East Stevens, P.O. Box 42, Sultan, WA          98294
        (Address of principal executive offices)         (Zip Code)


       Issuer's Telephone Number:  (360) 793-0146


        Securities registered under Section 12(b) of the Exchange Act:

                                     None


        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, without par value
                               (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]
No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1997 were $200,446.

     The aggregate market value of the voting stock held by non-affiliates as of March 20, 1997, computed based on the price of the most recent sale known to the issuer, was $14,876,400.

     As of March 20, 1998, there were 3,220,011 shares of Common Stock of the issuer outstanding.

     Documents Incorporated by Reference:  None

     Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

                                    PART I

Item 1.  Description of Business.

General

     Amour Fiber Core, Inc. (the "Company") was established to perform reclamation manufacturing of commercial fiberglass products from molded fiberglass wastes and outdated resin wastes. The Company's manufacturing facility utilizes advanced reclamation techniques combined with a proprietary process licensed from the Company's founder, William E. Amour, to reclaim fiberglass waste products, obsolete fiberglass molded products and outdated or excess fiberglass resins. These wastes are key ingredients in the production of the Company's fiberglass products. The Company believes that its ability to transform fiberglass wastes into viable commercial products will aid in diverting millions of tons of refuse from landfill space and transform the wastes into recycled products with commercial applications.

     The Company's predecessor, Amour Hydro Press, Inc. ("AHP"), was established in March 1993. AHP was formed for the commercial exploitation of certain technology developed by Mr. Amour, pursuant to a license agreement. During the period from March 1993 to January 1996 AHP continued the research, development and testing of the proprietary process, established sources for raw materials, developed and tested potential consumer, commercial and industrial products, and began to establish a market for its products. In January 1996 AHP was merged into the Company. In the merger, each share of AHP was converted into 280 shares of the Company and the Company succeeded to the assets of AHP, including the rights to the technology license from Mr. Amour.

     The technology for fiberglass reclamation manufacturing licensed by the Company has been developed, tested in certain applications and placed into limited commercial production. The products currently manufactured and marketed by the Company include standard products such as picnic tables, park benches, bumper stops and railroad ties, as well as specialized products, such as a dock fendering system to protect ferryboats during docking. Although the Company has the capability to produce custom products, it is the present intent of the Company to limit its product development and production capacity to standard products which potentially represent a volume market. Currently, the Company produces only standard products.

      In addition to revenues generated by the sale of such products, the Company receives income for accepting certain raw materials utilized in the manufacturing process. The cost of raw materials is usually a major factor in the cost of manufacturing a product; in the Company's business, procurement of a significant segment of its raw material generates revenue, rather than causing it to incur expense.

     The capacity of the Company's production line depends upon the products being manufactured. The approximate current production capacity per hour for the various products is: 4 eight foot planks, 8 bumper stops, 2 park bench sections, 2 table sections, 2 railroad ties, or 32 feet of fendering units.

     The Company's recycling production process includes a series of procedures. First, fiberglass waste materials are fed into a grinder/shredder apparatus and chopped to smaller pieces, then put through a patented conditioner machine, which brings the product to a fiber material about 1-1/2" to 1-3/4" long and cleans the material as it is placed in a mixer/extruder. The resulting material is then blended with resins and catalysts, which mixes the resin and fiber material together. During the blending process, coloring dyes are added to meet customer color requirements. Using molds, the blended material is pressed into the final product form and set for curing. The Company's process is designed to produce products utilizing only recycled materials. In the event that suitable recycled materials are in limited supply, however, the process will accept new resins as feedstock.

     If sufficient suitable recyclable materials are available, the Company is not required to purchase any raw materials for its basic manufacturing process. To date the Company has not been required to purchase basic raw materials to manufacture products, with the exception of coloring pigment to meet the special order color requirements of customers. Typically, the additional cost associated with the color pigment is passed on to the customer in the sales price. Should the Company be unable to obtain adequate recyclable materials the Company can utilize virgin raw materials. Virgin raw materials are available from many local and national fiberglass and resin suppliers, which are generally the same suppliers that provide fiberglass and resin to the boat, aircraft, and automotive manufacturing industries and general commercial product manufacturing industries throughout the United States and Canada.

     During November 1996 the Company announced its site on the World Wide Web, located at http://www.amour.com. The site provides internet users with on-line access to the Company's products, general information about fiberglass recycling, publicly available documents, including filings under the Securities Exchange Act of 1934, and other information. The Company's e-mail address is: info@amourfiber.com.

Fiberglass Recycling

     Fiberglass is the common name for fiber reinforced plastic. Fiberglass is used to produce a wide range of industrial and consumer products. Virtually all fiber reinforced plastics are thermoset plastics and contain a blend of resins. Thermoset plastics differ from thermoplastics and the more basic polymers plastics in that they can not be simply reprocessed or recycled into the original resins and then reused. The difference can be illustrated by comparison with the standard plastic soft drink bottle. The plastic bottle can easily be recycled into its original resin form and used to remold a new plastic bottle. However, fiberglass can not be recycled into its original resin form. Accordingly, most of the world's fiberglass is not recycled and is discarded into landfills. Since fiberglass manufacturing produces substantial post-manufacturing wastes, substantial amounts of fiberglass waste are deposited into landfills.

Product Lines

     The Company manufactures benches, maritime decking, ferry dock fendering systems, boat dock fendering systems, general planking, seawall planking, marine log booms, picnic tables, parking stops and barriers. The Company has also developed a fiberglass based railroad tie which is presently in evaluation usage with the Burlington Northern Railroad; however, the testing and certification process for railroad ties may take several years. The Company is also in the testing and evaluation process for a new product, a marine piling, which would be used to anchor docks, piers and similar structures in marine environments. The Company believes that its marine pilings, when fully developed and tested, will be superior to existing piling products due to their resistance to the corrosive effect of seawater and the Company's pilings' resistance to such corrosive effects. These products are currently being tested by Franki Canada Limited, the Canadian subsidiary of Franki, a major European marine construction company, pursuant to a letter agreement with the Company.

     In general, fiberglass products are resistant to rupture, elasticity, compression, moisture, dry rot, marine bores, and shrinkage and swelling, as well as fire, extremely low temperatures and severe fluctuations in temperatures, abrasion, ultraviolet deterioration and screw pull-out. The following is a general description of the Company's products:

     Tables, Benches and Parking Stops. The Company produces and sells two
     ---------------------------------
standard picnic tables, principally for park and campground applications. The picnic table structure consists of five standard planks, one for each side bench and three for the top of the table, all bolted to two leg units. The suggested retail prices are $480 for the 6-foot table and $580 for the 8-foot table. The Company also manufactures a standard bench which includes three standard planks bolted to two leg units. The suggested retail price is $366 for the 6 foot length and $426 for the 8 foot length. The suggested retail price for parking stops is $27 for the 6 foot length.

     General Planks, Marine Decking and Seawalls.  The Company produces two
     --------------------------------------------
standard planks and can produce custom ordered planks. The standard planks are 2 x 10 x 6 ft and 2 x 10 x 8 ft. The suggested retail price of these planks is $5.25 per linear foot. Applications and potential applications for these planks include exterior decking, dock decking, seawall construction, and other construction uses.

     Railroad Ties.  The Company has developed a fiberglass railroad tie which
     -------------
is presently under performance testing at Burlington Northern Railroad Company. A Canadian rail company has also placed a order for a trial set of railroad ties for operational and performance testing. The suggested retail price for a railroad tie, for usage in the United States, is $68 to $165, depending upon design requirements. Due to regulatory and other considerations, the testing and certification process for railroad ties may take several years.

     Dock Fendering Systems.  The Company has developed a fendering system to
     ----------------------
protect stationary and floating docks from damage that commonly occurs during ship and ferry docking activities. The Company's product attaches to the dock's structure, absorbing energy and dissipating heat generated when the hull of a large vessel impacts the dock structure. A ferry system in the Pacific Northwest has placed a limited production order for this product. The suggested retail price for all fendering system products, including dock, vessel, and bridge units, is $35 per linear foot, with stainless steel fixtures, and $24.50 per linear foot, with plated fixtures.

     Vessel Fendering Systems.  The Company has developed a fendering system to
     ------------------------
protect large vessels from hull damage that sometimes occurs during docking. The Company's product attaches to the ship, absorbing energy and dissipating the heat generated when the hull of a large vessel strikes the dock structure. A ferry system in the Pacific Northwest has shown interest in this product. Management of the Company believes the product has potential application on many ferry boats, tug boats, tender ships and floating docks.

     Bridge Fendering Systems.  The Company has developed a fendering system to
     ------------------------
protect bridge support columns from damage that occurs during storm surges and winter thaw run-offs. The support columns of bridges that cross washes, gorges, streams and rivers encounter rocks, ice, tree limbs, logs, tree trunks and many other types of debris. These items often collide with the bridge's support columns, causing structural damage and fatigue. The Company's product attaches to the support column, absorbing energy and diverting the debris away from the support column.

     Revenues By Product Type.  The percentage of revenues attributable to each
     ------------------------
of the Company's product types varies from month to month; however, for the year ended December 31, 1997 the approximate percentages, were: Tables and Benches-40%; Parking Stops-20%; General Planks-30%; and Marine Decking-10%.

New Products

     Marine Pilings. The Company has developed a new product, a marine piling,
     --------------
which would be used to anchor docks, piers and similar structures in marine environments. The Company believes that its marine pilings, when fully developed and tested, will be superior to existing piling products due to their resistance to the corrosive effects of seawater and their ability to withstand various other conditions associated with dock and pier applications. The Company's marine pilings are in the testing and evaluation process, and are currently being tested by a major international marine construction company.

     Substitute Marble Products. The Company has produced, on a test basis, a
     --------------------------
number of marble substitute products, utilizing the trademark "Amourable". These marble substitutes are available in a multitude of colors, with the benefit of being resistant to salt air and general weathering, insensitive to wide variation in temperature and immune to breaking or shattering on impact. The marble substitutes may be suitable for a variety of construction and interior design applications, including building exteriors and facades, countertops and floorings. Also, the Company has adapted the product for the funeral industry, for use as burial headstones and supporting headstone bases.

Markets

     The market for the Company's products consists of a diverse array of fiberglass products used by businesses and consumers. The Company has developed an initial catalogue of products and intends to expand and revise the product list in response to demand and production economics. By utilizing recycled materials in its manufacturing process, the Company has a potential cost advantage over other manufacturers of fiberglass products. Management believes this cost advantage will benefit the Company in marketing and sales of its products.

     The Company has established its own marketing and sales organization and markets its products to both consumer and commercial customers. The Company presently has one employee in the marketing and sales organization; in addition, the Company's President devotes a significant portion of his time to marketing and sales. The Company also has one outside commissioned sales representative. Marketing efforts are targeted by product type and customer; for example, the Company sends direct mail pieces relating to its picnic benches and parking stops to public agencies, park and recreation districts, private campgrounds and the like, and advertises in trade journals directed to these types of potential customers. The Company's current sales and marketing literature consists principally of product specification sheets. The Company has limited experience in the marketing and selling of recycled fiberglass products and has only a small sales staff. There can be no assurance that the Company will be capable of successfully developing its own sales organization, or that it will be able to enter into arrangements with others on acceptable terms, if at all. The Company's sales organization competes with other companies that currently have experienced and well-funded marketing and sales organizations. To the extent that the Company enter into marketing and sales arrangements with third parties, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. No single customer accounts for more than 48% of the Company's sales; the Company's largest customer during fiscal 1997 was Amrepro, Inc. The Company generally does not have ongoing contracts for the sale of it products, but sells its products through standard purchase orders.

     The Company also operates in the disposal market, competing for discarded fiberglass material. disposal market is a market created by the cost to fiberglass manufacturers of disposing of manufacturing wastes and outdated resins in approved landfills. The Company collects fees from manufacturers who need to dispose of outdated resins and fiberglass wastes. The Company markets its ability to accept fiberglass wastes through direct sales contact with fiberglass manufacturers, including mailings, sales calls and advertising in trade magazines.

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

     The Company's products are required to meet material regulations by various federal, state, and local government agencies and the performance standards or requirements of its various customers. As an example, vehicle bumper stops and railroad ties are required to meet standards and guidelines established by the US Department of Transportation. Additionally, many customers request samples for testing of the products prior to committing the Company's product to open purchase order procurement. The Company has actively supported potential customers in the testing and evaluation of each product and anticipates the continuation of this procedure as the Company expands its customer base and introduces new products.

Raw Material Supplies

     At present, most outdated resins, fiberglass wastes, sledges and other similar types of fiberglass waste materials generated in the United States are transported to authorized landfills. Land use restrictions, permitting delays and construction moratoriums continue to limit the availability of authorized landfills. In Western Washington, where the Company's facilities are located, the typical cost to a manufacturer to dispose of fiberglass wastes in an approved landfill is from $90 to $140 per ton, plus shipping costs. The disposal fee for resin wastes in an approved landfill is typically $250 to $350 per 55 gallon drum, plus shipping costs. The Company believes these costs are representative of the disposal costs in other parts of the United States. The goal of the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and tons of molded fiberglass wastes which are shipped to landfills. The Company accepts resins and fiberglass waste materials from established suppliers, including the US Navy, The Boeing Company, various boat manufactures and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources. Should these sources prove to be inadequate the Company can purchase new materials to supplement any deficiency.

     The processing fees charged by the Company are $50 per 55 gallon drum for disposal of resins and an average processing fee of $60 per ton for molded fiberglass wastes. As the Company expands production of the manufacturing plant, it is anticipated the Company will receive more income from the processing fees charged to the manufacturers who utilize the Company's recycling services. The Company has been in full production of its products for less than two years and has only recently begun phasing in charging all of its customers fees to accept fiberglass wastes. The Company principally receives fiberglass wastes from local sources, such as The Boeing Company and the US Navy.

Process Sublicensing

     Domestic Distribution and Sublicensing. In July 1997 the Company entered
     --------------------------------------
into an Exclusive Distribution Agreement with Amrepro, Inc. by which it granted worldwide distribution rights to its railroad tie and guardrail products. The Exclusive Distribution Agreement is for a period of ten years, with one automatic extension of ten years. To date, the Company has not sold any products under the Exclusive Distribution Agreement, but has delivered sample products for testing and evaluation.. At the same time, the Company entered into a License Agreement and Production Equipment Sales Agreement with AFC California, Inc., an affiliate of Amrepro, Inc., by which it granted a worldwide exclusive sublicense of its technology for certain applications, and agreed to sell the licensee certain production equipment. The License Agreement calls for payment of an initial license fee of $250,000, as well as royalties of 5% of the adjusted gross receipts of the licensee from sales of products covered by the License Agreement. The License Agreement is for a period of ten years; however, the sublicensee may extend the agreement for an additional payment of $250,000. To date, the Company has received only $60,000 of the initial license fee, and has received no royalties. Amrepro, Inc. and AFC California, Inc. are affiliates of Glenn L. Gearhart, who owns approximately 12% of the outstanding Common Stock of the Company.

     In August 1997 the Company entered into a separate License Agreement with Amrepro, Inc., by which it granted a worldwide exclusive sublicense of its technology for applications in the manufacture of products with quartz, quartzite and other rock base compounds. The License Agreement calls for payment of an initial license fee of $250,000, as well as royalties of 5% of the adjusted gross receipts of the licensee from sales of products covered by the License Agreement. The License Agreement is for a period of ten years; however, the sublicensee may extend the agreement for an additional payment of $250,000.To date, the Company has received only $50,000 of the initial license fee, and has received no royalties.

     In April 1998 the Company cancelled both License Agreements and the Exclusive Distribution Agreement for nonpayment, by notice to Amrepro, Inc. and AFC California, Inc.

     Foreign Sublicensing. The Company believes that licensing its technology to
     --------------------
businesses in foreign countries can be an effective method to maximize the return of its investment in the research and development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing activities increase the Company's public visibility and general awareness of its technology. For these reasons the Company offers the opportunity for foreign businesses to acquire sublicenses to the Company's technology. In general, the Company offers a multi-year sublicense to the technology and provides the training and equipment to produce the Company's products for a fee. The licensee is required to pay in full for the sub-license, equipment and training prior to delivery and pay a royalty fee to the Company on each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees for resale in the US.

     The Company has entered into negotiations to license the construction of a manufacturing plant in Melbourne, Australia under the name of Australia Fiber Core Ltd. The Company has shipped sample products to the potential licensee, and its prospective customers have begun testing the products for construction and architectural applications. The Company's marine piling products have been a major focus of such testing in Australia, including the use of a 5,000 pound pile driving hammer to drive a six by six inch square piling five meters into shale rock with only the blunt flat end as the entering surface. Preliminary market research has indicated Australia has adequate supplies of fiberglass wastes and outdated resins to support a plant.

     In addition to the Australian activities, the Company has entered into negotiations to license the construction of a manufacturing plant in Canada. Also, during January 1996, the Company entered into a Manufacturing Plant Purchase and Licensing Agreement with the China Fiber Core Group, a company based in Hong Kong. Under the terms of the agreement the licensee has agreed to purchase a non-exclusive sub-license to the Company's recycling technology and certain fiber core manufacturing equipment for the production of standard fiber core planks for 10 years, for a price of $1,724,500, which includes the license fee of $250,000, and a royalty fee of 5% of gross sales price of all products sold by the licensee which are based on the licensed process. The royalty fee is waived as to all products which are sold to the Company. The licensee has advised the Company that it plans to establish joint ventures with one or more businesses in mainland China as part of the implementation of the license. Without cost to the Company, the agreement grants the licensee time and the opportunity to obtain government approvals, operating permits, import/export permits, and perform other preparatory activities. Implementation of the agreement is conditional upon the licensee providing payment in full for the license and equipment, and royalties as they are received by the licensee. Upon implementation of the agreement and the satisfaction of additional conditions, including maintaining growth of its operations, it has the opportunity to obtain exclusive marketing rights to mainland China. The license and the royalty agreement is dependent upon the licensee placing the initial order for the equipment; the order has not yet been placed, and the Agreement does not specify a date for the order. The Company is committed to deliver the plant equipment, support installation and provide training upon receipt of full payment of the purchase price. The Company is not providing any financing for the China plant and will not own any equity interest in the Licensee or the China plant. As provided in the License Agreement, construction of the equipment will only begin upon receipt of the license fee plus an amount equal to 70% of the purchase price of the equipment. The Licensee intends to operate the China plant as a private enterprise business. Although the Licensee will not be a government owned business, as a condition of operation, various licenses and permits are required to operate a business in China, and to import equipment and export products. The Company has no assurance that the Licensee will be able to successfully complete the tasks required to proceed with purchase, or that the resulting costs and fees will allow the Licensee to economically produce the licensed products.

Research and Development

     Since its inception, the Company and its predecessor have devoted significant resources to the development and refinement of the proprietary fiberglass reclamation process licensed by William E. Amour. Since that process has been substantially completed, the Company's development efforts have been targeted toward making the manufacturing process more efficient, principally through the design of the production line, and toward application engineering in response to customer requests and comments. The costs of research and development activities are internally funded; during the fiscal year ended December 31, 1997, research and development expenditures, including associated deferred compensation, were approximately $114,513.

Competition

     The Company competes worldwide with a variety of manufacturers of wood, plastic, concrete and fiberglass products, including many large industrial corporations with resources significantly greater than those of the Company. The Company is marketing its products throughout North America and is preparing to expand into international markets.

     The Company is aware of many experimental fiberglass recycling projects and a few prototype or development stage commercial fiberglass recycling companies. Most of these competitors utilize a process which grinds the fiberglass into a fine powder and feeds the powder into the fluid being sprayed under pressure onto fiberglass molds. The Company is not aware of any fiberglass recycling companies which utilize any process similar to the proprietary utilized by the Company; however, it is possible that others are in the early stages of developing other fiberglass recycling technologies. The Company believes that the patents held by Mr. Amour and licensed to it will be sufficient to prevent any potential competitors from utilizing any process similar to that used by the Company.

     The Company competes with new fiberglass products based upon price. New fiberglass products are manufactured with new resins and new glass fibers, which add raw material costs to the wholesale price of the product. Manufacturing of the Company's product does not incur the same raw materials costs and, therefore, to the extent the Company utilizes recyclable resins and fiberglass wastes, the Company's products may have a sales price advantage. There are a number of businesses that make or could make fiberglass tables, benches and other products. In general, these businesses must purchase raw materials to manufacture their products, and therefore have higher costs of goods sold.

     The Company faces competition for its table and bench products from national and local hardware stores and building supply centers such as Home Depot, Builders Square and several mass merchandisers, such as Sears, K-Mart and Target. These companies generally sell wood picnic tables and benches, and also sell lumber and tools for their construction.

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

     The Company believes that its fiberglass railroad tie and marine pilings are unique products. The Company is aware of competitors that supply wood and concrete railroad ties and marine pilings but is unaware of any competitors in the development and production of fiberglass railroad ties or marine pilings. To date no quantity production orders have been received for the railroad tie product or marine pilings.

     The Company faces competition for its railroad ties from many wholesale lumber mills in the Pacific Northwest which provide the nation's railroads with lumber for ties. Two of the major suppliers are Weyerhaeuser and Burlington Resources. The market for marine pilings is dominated by local manufacturers of wood and concrete products.

Patents

     The Company has entered into a license agreement with William E. Amour, its President, by which it acquired exclusive rights to the proprietary process for the manufacture of products from reclaimed fiberglass. Mr. Amour holds patents issued by the United States Patent Office and the Australian Patent Office covering the technology.

     Under the terms of the license agreement the Company owns the exclusive right to utilize the proprietary process developed by Mr. Amour with the right to sub-license the process. Subject to the continued utilization of the proprietary process by the Company, the license will be for the term of the patent.

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

Employees

     The Company employs four full time employees and three part-time employees. The Company anticipates sufficient qualified employees will be available to fulfill its future staffing needs. None of the Company's present employees are subject to collective bargaining agreements. The Company believes that relations with its employees are excellent.

Item 2.  Description of Property.

     The Company's office, manufacturing and warehouse facilities are leased and located in Sultan, Washington, approximately 25 miles east of Everett, Washington. The total facilities include 190,200 square feet, of which 14,500 square feet is under roof. Management believes the Company's facilities will provide adequate space for the office, warehouse, reclamation processing and manufacturing plant through the next few years and that suitable additional space is available to accommodate planned expansion.

Item 3.  Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Inapplicable


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     There is no active market for the Company's Common Stock. As of March 27, 1998 there were approximately 850 shareholders of record. The Company has never paid any cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     General.   The Company continues to develop new products while attempting
     -------
to increase the marketing of its existing product lines. Many of the new products require extensive certification and testing by potential customers and government agencies before they can be produced or sold in commercial quantities, so revenues from these products have been insignificant, while associated expenses have been high. In addition, the Company has been actively attempting to license its technology in an effort to minimize the capital investment that would be necessary to develop new applications or to produce in commercial quantities.

     As of December 31, 1997, the Company had an accumulated deficit of $1,808,625. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

     Results of Operations (Year Ended December 31, 1997 Compared to Year Ended
     --------------------------------------------------------------------------
December 31, 1996)  The Company realized net revenues from the sale of products
-----------------
and licensing fees during 1997 of $200,446, a 1,759% increase over such revenues during 1996. Revenues from the sale of products were approximately $15,800 of this amount, with the balance represented by initial licensing fees. The increase in revenues was principally due to the licensing fees during 1997, as well as greater acceptance of the Company's standard products, increased marketing efforts, and improvements in production capacity. However, almost 80% of the Company's revenues were from licensing fees from Amrepro, Inc. and its affiliates, and the Company does not anticipate receiving additional income, either in the form of licensing fees or royalties, from these sources.

     Revenues from disposal fees were $24,700, an increase of 12% over 1996. The Company began charging disposal fees during 1996.

     Costs of goods sold decreased slightly, but general and administrative expenses increased by 227%, due to increased marketing efforts and costs associated with licensing efforts and testing and evaluation of the Company's products.

     Liquidity and Capital Resources.  On December 31, 1997, the Company had
     -------------------------------
cash on hand of $5,234. The principal source of liquidity has been sales of securities and licensing fees. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities and initial licensing fees will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Item 7.  Financial Statements


                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Amour Fiber Core Inc.
Sultan, Washington

     I have audited the accompanying balance sheets of Amour Fiber Core, Inc. (a development stage company) as of December 31, 1997 and December 31, 1996, and the related statements of income, changes in shareholders' equity and cash flow for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statement based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amour Fiber Core, Inc., as of December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Cumulative totals from inception, March 1993 to December 31, 1997, have been added to certain financial statements. I have not audited these totals. They are the responsibility of the Company's management.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the

Company is a development stage company without significant operating revenues and has suffered recurring losses from operations and has an accumulated deficit. As discussed in note no. 9 to the financial statements, the current losses and the Company's working capital shortage indicates that there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note no. 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robert T. Taylor, CPA
Bothell, Washington

April 15, 1998

                            AMOUR FIBER CORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                 December 31,

ASSETS                                                   1997          1996
                                                     -----------   -----------
Current Assets:
  Cash                                               $     5,234   $    15,303
  Receivables, Net:
    Trade                                                  1,804         1,303
  Inventory                                               10,643         8,699
                                                     -----------   -----------
                   Total Current Assets                   17,681        25,305
                                                     -----------   -----------
  Machinery and Equipment:
    Exchanged for Capital Stock                           22,765        22,765
    Purchased, at cost                                   323,359       234,151
    Self-constructed, at cost                            240,667       194,994
  Accumulated Depreciation                              (115,287)      (77,333)
                                                     -----------   -----------
                                                         480,504       374,577
                                                     -----------   -----------
  Organization Costs, net of amortization of $600          2,400         3,000
                                                     -----------   -----------
                   Total Assets                      $   500,585   $   402,882
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts and taxes payable                         $    18,881   $    55,672
  Customer Deposits                                       22,200            00
                                                     -----------   -----------
                                                          41,081        55,672
                                                     -----------   -----------

Other Liabilities:
  Shareholder Loans                                           00        41,185
  Deferred Wages                                          74,346        74,346
                                                     -----------   -----------
                                                          74,346       115,531
                                                     -----------   -----------
                   Total Liabilities                     115,427       171,203
                                                     -----------   -----------

Stockholders' Equity:
  Common Stock, authorized 5,000,000 shares; no par
  value; 3,234,604 shares issued and outstanding       2,193,783     1,493,028
  Deficit accumulated during development stages       (1,808,625)   (1,261,349)
                                                     -----------   -----------
                   Total Stockholders' Equity            385,158       231,679
                                                     -----------   -----------
                   Total Liabilities & Stock Equity  $   500,585   $   402,882
                                                     ===========   ===========


          See Accountant's Report and Notes to Financial Statements.

                            AMOUR FIBER CORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              STATEMENT OF INCOME

                  YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
 UNAUDITED CUMULATIVE TOTALS FROM INCEPTION MARCH, 1993, TO DECEMBER 31, 1997


                                         Years Ended December 31
                                         -----------------------
                                            1997         1996       Cumulative
                                         ----------   ----------   ------------
Revenues
    Licensing Fee Sales                  $ 160,000                 $   160,000
    Sales                                   15,774    $   9,406         45,163
    Disposal Fees                           24,672        1,987         30,776
                                         ---------    ---------    -----------
                  Total                    200,446       11,393        235,939
                                         ---------    ---------    -----------

Cost and Expenses
    Research and development costs         114,513      174,449        620,257
    Costs of goods sold                     22,476       28,730        112,192
                                         ---------    ---------    -----------
                  Total                    136,989      203,179        732,449
                                         ---------    ---------    -----------

Gross income (loss)                         63,457     (191,786)      (496,510)
General & Administrative Expenses          610,733      267,993      1,312,115
                                         ---------    ---------    -----------
Net Loss                                 $(547,276)   $(459,779)   $(1,808,625)
                                         =========    =========    ===========

Loss per Common Share                    $   (0.17)   $   (0.13)


          See Accountant's Report and Notes to Financial Statements.

                            AMOUR FIBER CORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                           Deficit
                                                         Accumulated
                                   Common                During the
                                   Stock                 Development
                                   Shares      Amount       Stage       Total
                                  ---------  ----------  -----------  ---------
Balances 12/31/95 (per share)     3,257,960  $  818,400  $  (801,570) $  16,830

Issuance of common stock for
  cash (2.50)                         8,600      21,500            0     21,500

Issuance of common stock for
  consulting services (2.50)         12,100      30,250            0     30,250

Issuance of common stock for
  debt and labor (2.50)             247,659     619,148            0    619,148

Issuance of common stock for
  equipment (2.50)                    1,492       3,730            0      3,730

Net Income (Loss)                         0           0     (459,779)  (459,759)
                                  ---------  ----------  -----------  ---------
Balances 12/31/96                 3,527,811  $1,493,028  $(1,261,349) $ 231,679
                                  ---------  ----------  -----------  ---------

Issuance of common stock for
  cash (6.00)                        96,976  $  581,853  $         0  $ 581,853

Issuance of common stock for
  consulting services (6.00)         20,650     123,900            0    123,900

Repurchase of common stock (6.00)      (833)     (4,998)           0     (4,998)

Share converted from old price
  (2.50) to new price (6.00)
  (Decrease in share count)        (410,000)          0            0          0

Net Income (Loss)                         0           0     (547,276)  (547,276)
                                  ---------  ----------  -----------  ---------
Balances 12/31/97                 3,234,604  $2,193,783  $(1,808,625) $ 385,158
                                  =========  ==========  ===========  =========



          See Accountant's Report and Notes to Financial Statements.

                            AMOUR FIBER CORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
 UNAUDITED CUMULATIVE TOTALS FROM INCEPTION MARCH, 1993, TO DECEMBER 31, 1997

                                                      Years Ended December 31
                                                       1997            1996         Cumulative
                                                    ----------      ----------     ------------
Cash flow from operating activities:
    Net Loss                                        $(547,276)      $(459,779)     $(1,808,625)
                                                    ---------       ---------      -----------
Adjustments to reconcile net loss:
    Deferred compensation - officers                        0          23,346          139,346
    Depreciation and amortization                      38,554          27,064          115,887
    Changes in:
       Stock exchanges for services                   123,900          30,540          174,440
       Customer Deposits                               22,200               0           19,200
       Accounts Receivable                               (501)          4,374           (1,804)
       Inventory                                       (1,944)         18,922          (10,643)
       Accounts payable                               (36,791)         21,523           22,081
                                                    ---------       ---------      -----------
    Total Adjustments                                 145,418         125,769          458,507
                                                    ---------       ---------      -----------
    Net cash used by operating activities            (401,858)       (334,010)      (1,350,118)
                                                    ---------       ---------      -----------
Cash flow from investing activities:
    Capital Expenditures                             (143,881)       (151,188)        (573,026)
    Change in employee receivables                          0           7,565                0
                                                    ---------       ---------      -----------
    Net cash used by investing activities            (143,881)       (143,623)        (573,026)
                                                    ---------       ---------      -----------
    Cash flow from financing activities:
       Proceeds from issuance of capital
        stock, net of stock repurchased               576,855          21,500        1,377,720
Change in shareholder loans                           (41,185)        467,261          550,658
                                                    ---------       ---------      -----------
Net cash provided by financing activities             535,670         488,761        1,928,378
                                                    ---------       ---------      -----------
Net change in cash                                    (10,069)         11,128            5,234
Cash at beginning of year                              15,303           4,175                0
                                                    ---------       ---------      -----------
Cash at end of year                                     5,234          15,303            5,234
                                                    =========       =========      ===========

Supplemental schedule of non-cash investing and financing activities:

Exchanged for capital stock:
    Shareholder debt                                        0         618,858           618,858
    Equipment                                               0           3,730            22,765
    Services                                          123,900          30,540           154,440

          See Accountant's Report and Notes to Financial Statements.

                             AMOUR FIBER CORE INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

1.  Company Operations

          The Company manufactures commercial fiberglass products by recycling molded fiberglass wastes and resin wastes through a proprietary process. The Company and its predecessor, Amour Hydro Press, Inc., (AHP) have expended several years of research, development and testing the proprietary processes in order to achieve regulatory and customer approval of the products. The Company has begun commercial sales of its products.

          The Company was incorporated December 27, 1995. On of January 20, 1996 the Company merged with AHP. AHP, the predecessor company, was incorporated March 12, 1993. Under the terms of the merger each issued and outstanding share of AHP common stock was exchanged for 280 shares of common stock in the Company and all assets, liabilities, and accumulated deficit of AHP were accepted and transferred to the Company.

          The Company remains subject to the risks common to development stage companies and the additional risks of the entry into a new fiberglass recycling industry.

2.  Significant accounting policies

          Consolidation: The financial statements include the Company and its predecessor company. Intercompany accounts and transactions are eliminated.

          Inventories: Inventories are stated at the lower of cost (first-in, first-out basis) or market.

          Property and Equipment: Property and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives. Equipment under capital lease is stated at the present value of the minimum lease payments at the inception of the lease. Such equipment and leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter.

          Revenue Recognition- The Company recognizes revenue when products are shipped or license agreements are paid for by licensees.

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

3.  Related Parties and Deferred Wages

          William and Barbara Amour own approximately 43.3% of the Company's outstanding Common Stock and are both directors and officers of the company.

          Mr. Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1997, the total amount of such deferred compensation was $23,612, after exchanging $65,000 due for 26,000 shares of capital stock. Mrs. Barbara Amour has deferred receipt of compensation since November 1, 1994. As of December 31, 1997 , the total amount of such deferred compensation was $50,734.Commencing April 1, 1996, their salaries are being paid on a current basis and both have agreed to postpone payment of the deferred compensation until the Company is able to repay the debt without a significant impact on the operation of the Company. In the future the Company may begin payment of compensation to Mr. Peterson and Mr. Knuckey, but there are no current arrangements for such compensation.

          Between January 1, 1996 and June 28, 1996, Mr. Amour and Mrs. Amour loaned $300,000 to the Company, all of which was convertible into common stock. On June 29, 1996, Mr. Amour and Mrs. Amour converted the loan and received 120,000 shares of common stock. In 1995 Gerald Rau loaned the Company $44,550. The terms of the loan are 9% interest per year, all due March 31, 1997.

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

4.  Litigation

          On June 7, 1995, William E. Amour and Amour Hydro-Press, Inc. ("AHP") the Company's predecessor, received notice of a hearing to address the subject of a pending administrative proceeding brought by the Securities Administrator of the State of Washington, In The Matter of William E. Amour and Amour Hydro-Press, Inc.(Case No. 95-06-0032). The Statement of Charges alleges that Mr. Amour and AHP failed to disclose material information about AHP in the offer and sale of its shares, during the period from May 1993 to June 7, 1995, failed to register the offer and sale of shares under the securities laws of the State of Washington, and that Mr. Amour failed to register as a broker-dealer. The purpose of the hearing is to determine whether an order should be issued requiring Mr. Amour and AHP to cease and desist from the sale of AHP shares in the State of Washington without registration of the securities or an exemption therefrom. In response to the hearing notice, AHP and Mr. Amour provided the regulatory agency with all records and documents requested. The hearing was postponed by the agency and has not been rescheduled. In addition to cooperating with the regulatory agency upon receipt of the notice, AHP then delivered to the purchasing shareholders information about AHP, extended the right to ask questions and receive answers from the officers and directors of the Company, and extended them the right to observe and review the plant and the manufacturing process. AHP also offered each purchasing shareholder the right to rescind the purchase of their shares and receive back the amount paid by them. Twenty-four shareholders elected to accept the offer to rescind their purchase, with respect to a total of 443 shares, amounting to $88,600, all of which has since been remitted to them. The recession offer expired November 1995. The administrative proceeding is still pending, but does not affect the merger between AHP and the Company.

5.  Commitments

          The Company rents its facilities on a month to month basis at a rental of $4,307 monthly. Total rent expense was $60,772 for 1997, including back rent paid.

6.  Earnings Per Share

          Earnings per share calculations are based upon the actual number of shares outstanding at the end of each period. There were 3,234,604 shares outstanding at December 31, 1997; 3,527,811 shares outstanding at December 31, 1996.

7.  Basis for Non Cash Transactions

          The basis for each issuance of shares of common stock in non cash transactions was the market value of the service or trade at the time provided as determined by the Board of Directors and the prevailing value of restricted shares at the time of the transaction.

8.  Inventory Cost Basis

          The Company's composition of inventory during 1996 and 1997 was oriented to inventory utilized in research and development activities rather than production related inventory. Additionally, raw material inventory of fiberglass and resins was being provided to the Company, without costs, from various fiberglass manufacturers. Being a no-cost item, the inventory does not show a value item on the books of the Company. The Company anticipates as production volume increases the inventory composition will change, however most raw material inventory will tend to be a revenue item rather than a cost item. As of December 31, 1997 the Company had finished product inventory of $2,712 and raw materials on hand, at cost, of $7,931.

9.  Going Concern

          The Company is in the development stage and has devoted substantially all its efforts to research, development and testing of the products. Until such time as product sales generate sufficient cash flow to fund working capital requirements, the Company plans to finance its operations primarily through the proceeds of sales of securities. The Company will require substantial additional funds to complete its production facilities. Without such funding, the Company may be required to delay, reduce the scope of, or eliminate some of its proposed product introductions. As there is no assurance that the Company will be able to raise additional funds on acceptable terms, these conditions raise doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the inability of the Company to continue as a going concern.

          In the opinion of the Company's management, the Company has adequate sources of raw material supplies and markets both for its current products as well as a number of new products currently being developed.

10.  Stock Option Plan

          Pursuant to a Stock Option Plan adopted by the Company on August 20, 1996 the Company granted options to purchase shares of common stock in the Company to employees and Directors. With the exception of the Director's options which vested immediately, all options vest at a rate of 20% after 12 month employment and 20% on each employee's anniversary date thereafter. The option exercise price is $2.50. The vested options as of August 20, 1997 represent a total of 76,110 shares.

          The 1997 Stock Option Plan was adopted on May 20, 1997 by the Board of Directors of the Company, granting options to certain officers and directors of the Company, at an exercise price of $6.00 per share. The maximum number of shares is 600,000. As of December 31, 1997, none of these options have been exercised.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     See Item 11 for information on beneficial ownership of the Company's securities.

     The directors and executive officers of the Company are as follows:



     Name                  Age     Position
     ----                  ---     ---------

     William E. Amour       63     Chairman of the Board of Directors, President
     Barbara J. Amour       48     Director and Secretary and Treasurer
     Robert L. Knuckey      63     Director, Vice President
     Gerald Rau             71     Director
     C. A. Tony Peterson    54     Director, Chief Financial Officer
     John Laible            55     Director


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

     Barbara J. Amour is a co-founder of the Company and has been its Secretary and Treasurer and a member of the Board since its incorporation in 1995. Mrs. Amour was also a co-founder and Secretary and Treasurer of Amour Hydro Press, Inc. since its incorporation in 1993. From 1986 to 1993 Mrs. Amour was employed in both managerial and administrative staff positions at Payless Drug, Sprouse, and Pay n' Save. Mrs. Amour is the spouse of William E. Amour.

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

     Gerald Rau has been a Director of the Company since its inception in 1995. Mr. Rau was also a Director of Amour Hydro Press, Inc. From 1955 to 1986 Mr. Rau was employed with the Boeing Company. Since 1986 Mr. Rau has been a self-employed financial consultant and advisor.

     C. A. Tony Peterson has been a Director and Chief Financial Officer of the Company since its inception in 1995. Mr. Peterson was also a Director and Chief Financial Officer of Amour Hydro Press, Inc. Mr. Peterson has been employed by US National Mortgage Corporation as a loan officer since 1988.

     John C. Laible has been a director of the Company since January 1998. He is the President of JCL Accounting and Tax Services, Inc., and is an Enrolled Agent eligible to practice before the Internal Revenue Service. He has served on the Board of Directors of Bellevue Square Merchants= Association and was owner and President of Kirkland Parkplace Cinema, a sixplex family movie theater. He served for 30 years with the U.S. Navy and the Naval Reserves, and retired as a Captain from the Naval Reserves in 1993.

     The term of office of each director is one year or until his successor is elected at the Company's annual meeting. Each officer is appointed by the Board of Directors and serves at the pleasure of the Board. Members of the Board of Directors receive $100 for their attendance at each Board meeting.

     In December 1995 the Company entered into a two year employment agreement with William E. Amour, under which he is required to devote at least 75% of his productive time to the Company. The agreement calls for salary to Mr. Amour of $6,000 per month. The Company extended the term of the agreement for 24 additional months at the same monthly rate in December 1997.

Item 10.  Executive Compensation.

     The aggregate annual remuneration, during the fiscal year ending December 31, 1997, of the three highest paid persons who are officers or directors was as follows:



                                  Capacities in which             Aggregate
     Name of Individual         remuneration was received        remuneration
     ------------------         -------------------------        ------------
     William E. Amour           President                           $63,692
     C. A. Tony Peterson        Chief Financial Officer              10,008
     Robert L. Knuckey          Vice President                         -0-
     Barbara Amour              Secretary/Treasurer                  31,261

     The Company entered into an Employment Agreement with Mr. William E. Amour in December of 1995. The term of this agreement was two years, and the Company extended it for an additional two years in December 1997. Mr. Amour deferred receipt of compensation between November 1, 1994.and April 1, 1996. As of December 31, 1997, the total amount of such deferred compensation was $31,920. Mrs. Barbara Amour deferred receipt of compensation between November 1, 1994.and April 1, 1996. As of December 31, 1997, the total amount of such deferred compensation was $54,887.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth ownership information as of December 31, 1997 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:



                                       Number       Percent
     Name of Owner                    of Shares      Owned
     -------------                    ---------     -------
     Mr. William E. Amour             1,399,802        43.3%
     and Mrs. Barbara J. Amour
     1120 E. Stevens
     Sultan, WA 98294

     Robert L. Knuckey                    7,920          .2%
     1120 E. Stevens
     Sultan, WA 98294

     Gerald Rau                          57,120         1.8%
     1120 E. Stevens
     Sultan, WA 98294

     C. A. Tony Peterson                    280          *
     1120 E. Stevens
     Sultan, WA 98294

     Henry Chapman                      280,000         8.7%
     P.O. Box 157
     Menlow, WA 98561

     Gearhart Family Trust              400,000        12.4%
     7222 Seaworthy Drive
     Huntington Beach, CA 92648

Item 13.  Certain Relationships and Related Transactions.

     During 1996 Mr. Amour and Mrs. Amour converted a total of $410,300 in loans to the Company into Common Stock at the rate of $2.50 per share and received 164,120 shares of common stock.

     The Company has entered into a royalty-free license agreement with William
E. Amour, President of the Company. The license agreement grants the Company the exclusive worldwide rights to the proprietary process for the manufacture of products from reclaimed fiberglass and to sub-license the process to other manufacturers.

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

Item 13.  Exhibits and Reports on Form 8-K

     Exhibit 27    Financial Data Schedule


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Amour Fiber Core, Inc.

               By: /S/ WILLIAM E. AMOUR                       Date:  May 4, 1998
                  ---------------------
                  William E. Amour, President


               By: /S/ C.A. TONY PETERSON                     Date:  May 4, 1998
                  -----------------------
                  C.A. Tony Peterson, Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                  Title                       Date
---------                                  -----                       ----

(1) Principal Executive Officer

/S/ WILLIAM E. AMOUR                       President and a           May 4, 1998
--------------------                       Director
William E. Amour

(2) Principal Financial and Accounting
    Officer

/S/ TONY PETERSON                          Chief Financial Officer   May 4, 1998
-----------------
C.A. Tony Peterson

(3)  Directors

/S/ BARBARA J. AMOUR                       Secretary, Treasurer      May 4, 1998
--------------------                       and a Director
Barbara J. Amour

/S/ ROBERT L. KNUCKEY                      Vice President and        May 4, 1998
---------------------                      a Director
Robert L. Knuckey

/S/ GERALD RAU                             Director                  May 4, 1998
--------------
Gerald Rau

/S/ JOHN LAIBLE                            Director                  May 4, 1998
---------------
John Laible