Form 10QSB
period 1998-03-31
AMOUR FIBER CORE INC
filed 1998-05-27
CIK 1009925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter Ended March 31, 1998
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


               1120 East Stevens, P.O. Box 42, Sultan, WA 98294
               ------------------------------------------------
                   (Address of principal executive offices)

                                (360) 793-0146
               ------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]        No [_]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        Common Stock: 3,220,011 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]        No [X]

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,1998    March 31, 1997
                                                  --------------   ---------------

ASSETS
Current assets:
      Cash                                          $    11,338       $     1,381
      Receivables, net - Trade                            1,804             2,268
      Inventory, finished goods                          10,643             8,699
              Total current assets                       23,785            12,348
                                                    -----------       -----------

 Machinery and Equipment, at cost                       595,791           464,177
      Less: accumulated depreciation                   (123,094)          (81,090)
                                                    -----------       -----------
              Net machinery and equipment               472,697           383,087
                                                    -----------       -----------

 Other assets                                             2,400             3,000
                                                    -----------       -----------
              Total assets                              498,882           386,087
                                                    ===========       ===========

LIABILITIES
Current liabilities:
              Accounts payable                            6,108            56,354
              Loans Payable- Shareholders                24,310            41,835
              Deferred Wages Payable- Officers          107,577            74,346
                                                    -----------       -----------
              Customer Security Deposits                 22,200
                                                    -----------
                 Total current liabilities              160,195           172,535

Other liabilities:                                        --                --

              Total liabilities                         160,195           172,535
                                                    -----------       -----------

Stockholders Equity:
      Common stock                                    2,193,783         1,551,028
      Accumulated Retained Earnings                  (1,855,096)       (1,337,476)
                                                    -----------       -----------
              Total stockholders equity                 338,687           (76,127)

Total Liabilities and Stockholders Equity           $   498,882       $   213,552
                                                    ===========       ===========

                 See accompanying Notes to Financial Statements

              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  Three Months Ended    Three Months Ended
                                    March 31, 1998        March 31, 1997
                                  -------------------   -------------------

Revenues
      Sales                             $    648              $  2,472
      Disposal Fees                          993
                                        --------

Net revenues                               1,441

Total                                      1,441                 2,472
                                        --------              --------


Costs and expenses:

      Cost of sales                        2,395                 9,632
      Research & development                   0                 2,519
      Marketing, general and
         administrative                   46,471                66,448
                                        --------              --------

Operating costs and expenses              48,866                78,599
                                        --------              --------

Net income (loss)                        (46,471)              (76,127)
                                        --------              --------

Earnings per common and
common equivalent share(*)                (0.01)                (0.02)

(*)Weighted average number of common and common equivalent shares outstanding on March 31, 1998 was 3,234,604 and on March 31, 1997 was 3,311,183.





                 See accompanying Notes to Financial Statements

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                 Three Months Ended    Three Months Ended
                                                   March 31, 1998        March 31, 1997
                                                 -------------------   -------------------

Cash Flows Provided by (used for)                           --                    --
Operating Activities:
      Net Loss                                           $(46,471)             $(76,127)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
          Deferred Compensation                            33,231
          Depreciation                                      7,807                 8,766
          Change in accounts receivable                         0                  (968)
          Change in accounts payable                      (12,733)                  682
                                                         --------              --------

Net cash used for operating activities                    (18,206)               69,644

Cash Flows provided by (used for)
     Investing Activities:
          Capital expenditures                                  0                (2,922)
                                                         --------              --------

Net cash used for Investing Activities:                                          (2,922)

Cash Flows provided by (used for)
  Financing Activities:
          Capital stock issued                                  0                58,000

        Change in shareholder loans payable                24,310                   650
                                                         --------              --------

Net cash provided by financing activities                  24,310                58,650
                                                         --------              --------
Net change in cash                                          6,104               (13,916)
Cash at beginning of period                                 5,234                15,303
                                                         --------              --------

Cash at end of period                                      11,338                 1,387
                                                         --------              --------




                 See accompanying Notes to Financial Statements

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements of Amour Fiber Core Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 31, 1997. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on form 10-K for the year ended December 31, 1997.

2. Earnings per common and common equipment share were based upon a weighted average number of common and common equipment shares outstanding which for March 31, 1998 was 3,234,604 shares and for March 31, 1997 was 3,311,183 shares.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.   The Company continues to develop new products while attempting to
-------
increase the marketing of its existing product lines. Many of the new products require extensive certification and testing by potential customers and government agencies before they can be produced or sold in commercial quantities, so revenues from these products have been insignificant, while associated expenses have been high. In addition, the Company has been actively attempting to license its technology in an effort to minimize the capital investment that would be necessary to develop new applications or to produce in commercial quantities.

     As of March 31, 1998, the Company had an accumulated deficit of $1,855,096. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

       Results of Operations (Three Months Ended March 31, 1998 Compared to
       --------------------------------------------------------------------
Three Months Ended March 31, 1997). The Company realized net revenues from the
---------------------------------
sale of products during the three months ended March 31, 1998 of $648, a decrease from $2,472 during the prior period. Revenues from disposal fees were $993; no revenues from disposal fees were recorded during the prior period. The Company began charging disposal fees during 1996.

     Costs of goods sold decreased due to the lower sales levels and the availability of recyclable materials received.

       Liquidity and Capital Resources.  On March 31, 1998, the Company had cash
       -------------------------------
on hand of $11,338. The Company's principal sources of liquidity have been sales of securities and licensing fees. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus anticipated equity financings will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has is not a party to any material legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

        Inapplicable.

Item 3. Defaults upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Inapplicable.

Item 5. Other Information

        Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27. Financial Data Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date May 26, 1998           AMOUR FIBER CORE INC.


                               By:  /s/ C.A. TONY PETERSON
                                    ----------------------
                                    C.A. Tony Peterson, Chief Financial Officer