Form 10QSB
period 1998-06-30
AMOUR FIBER CORE INC
filed 1998-08-28
CIK 1009925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998
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


               1120 East Stevens, P.O. Box 42, Sultan, WA 98294
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                 (360) 793-0146
       ------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                         Common Stock: 3,220,011 shares

Transitional Small Business Disclosure Format (Check one):  Yes  [_]  No  [X]

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30, 1998   June 30, 1997
                                                   -------------   -------------
ASSETS
Current assets:
     Cash                                           $    56,879     $   294,161
     Receivables, net - Trade                            10,883           5,394
          Inventory, finished goods                      11,886           8,699
                                                    -----------     -----------
          Total current assets                           79,648         308,521

Machinery and Equipment, at cost                        607,168         777,035
     Less: accumulated depreciation                    (130,901)        (84,099)
                                                    -----------     -----------
          Net machinery and equipment                   476,267         689,936
     Original cost net                                    2,400
                                                    -----------     -----------
          Total assets                              $   558,932     $   692,936
                                                    ===========     ===========


LIABILITIES
Current liabilities:
          Accounts payable                               24,164           3,642
          Total current liabilities                      24,164           3,642
                                                    -----------     -----------
Other liabilities:
          Shareholder Loans                              59,100
          Deferred wages                                136,654          74,346
          Customer security deposit                      22,200
          Notes payable                                 100,000
                                                    -----------     -----------
          Total other liabilities:                      317,954          74,346
                                                    -----------     -----------
          Total liabilities                             342,118          77,988

Stockholders Equity:
     Common stock                                     2,210,235       2,067,164
     Accumulated Retained Earnings                   (1,993,421)     (1,452,216)
                                                    -----------     -----------
          Total stockholders equity                     216,814         614,948

Total Liabilities and Stockholders Equity           $   558,932     $   692,936
                                                    ===========     ===========

                See accompanying Notes to Financial Statements

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                 Six Months Ended    Six Months Ended
                                   June 30, 1998       June 30, 1997
                                 ----------------    ----------------
Revenues
     Sales                           $   1,985           $  57,998
     Disposal Fees                       1,041              19,782
     Adjustments                           890
                                     ---------           ---------
Net revenues                             3,896              77,780
Total                                    3,896              77,780
                                     ---------           ---------
Costs and expenses:
     Cost of sales                          75              13,040
     Research & development                  0                   0
     Marketing, general and
       administrative                  188,617             255,607
     Adjustments                             0              64,740
                                     ---------           ---------
Operating costs and expenses           188,692              78,599
                                     ---------           ---------
Net income (loss)                     (184,796)           (190,876)
                                     ---------           ---------
Earnings per common and
  common equivalent share(*)             (0.05)              (0.06)

(*) Weighted average number of common and common equivalent shares outstanding on June 30, 1998 was 3,682,184 and on June 30, 1997 was 3,298,203.


                See accompanying Notes to Financial Statements

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                              Six Months Ended  Six Months Ended
                                               June 30, 1998     June 30, 1997
                                              ----------------  ----------------
Cash Flows Provided by (used for)
  Operating Activities:
      Net Loss                                   $(184,796)        $(190,867)
  Adjustments to reconcile net loss
   to net cash used for operating
   activities:
          Deferred Compensation                     62,308
          Depreciation                              15,614             6,766
          Change in accounts receivable             (9,079)           (4,091)
          Change in accounts payable                 5,283           (52,030)
          Inventory                                 (1,243)             (267)
                                                 ---------         ---------
Net cash used for operating activities            (111,913)          240,489

Cash Flows provided by (used for)
  Investing Activities:
          Capital expenditures                     (11,377)          (13,604)
          Other assets                                (617)
                                                 ---------         ---------
Net cash used for Investing Activities:            (11,994)          (13,604)

Cash Flows provided by (used for)
  Financing Activities:
          Capital stock issued                      16,452           574,136
          Change in employee receivable
      Change in shareholder loans payable           59,100           (41,185)
      Notes payable others                         100,000                 0
                                                 ---------         ---------
Net cash provided by financing activities          175,552           532,951
                                                 ---------         ---------
Net change in cash                                  51,645           278,858
Cash at beginning of period                          5,234            15,303
                                                 ---------         ---------
Cash at end of period                               56,879           294,161
                                                 ---------         ---------

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

2. Earnings per common and common equivalent share were based upon a weighted average number of common and common equivalent shares outstanding which for June 30, 1998 was 3,682,184 shares and for June 30, 1997 was 3,298,203 shares.

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

     As of June 30, 1998, the Company had an accumulated deficit of $1,993,421. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

     Results of Operations (Six Months Ended June 30, 1998 Compared to Six
     ---------------------------------------------------------------------
Months Ended June 30, 1997). The Company realized net revenues from the sale of
--------------------------
products and disposal fees during the six months ended June 30, 1998 of $3,896, a decrease of $73,884 from the prior period.

     Costs of goods sold decreased due to the lower sales levels and the availability of recyclable materials received.

     Liquidity and Capital Resources.  On June 30, 1998, the Company had cash on
     -------------------------------
hand of $56,879. The Company's principal sources of liquidity have been sales of securities and licensing fees. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus anticipated equity financings will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not a party to any material legal proceeding.

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

Date: August 27, 1998                 AMOUR FIBER CORE INC.


                                  By:  /s/ C.A. TONY PETERSON
                                     ------------------------
                                     C.A. Tony Peterson, Chief Financial Officer