Form 10KSB
period 2006-12-31
American Fiber Green Products, Inc.
filed 2007-04-16
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20    , to             , 20    .

Commission File Number

American Fiber Green Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	91-1705387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1618 51st South, Tampa, FL 33619

(Address of Principal Executive Offices)

(813) 247-2770

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock	Over the Counter Bulletin Board
$.001 par value common stock	Over the Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

State issuer’s revenues for its most recent reporting period December 31, 2006 $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2006 was $1,184,123.

There were 9,199,228 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

American Fiber Green Produc ts, Inc.

FORM 10-KSB—INDEX

American Fiber Green Products, Inc.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company History

American Fiber Green Products, Inc. came into existence as a result of the following transactions:

In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the company to process waste fiberglass and resins into new commercially viable products.

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press, Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1) increasing the authorized from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of Incorporation were filed with the State of Washington. Although approved and recorded the 3:1 forward split was not reported to the transfer agent of the company. The resulting change in common stock was from 3,675,996 to 11,027,988 common shares issued and outstanding.

Within months of these actions, William Amour, founder and driving force behind the business was diagnosed with cancer and died in 1999. Attempts by the board to continue the operation of Amour Fiber Core, Inc. resulted in substantially more debt and ultimately the cessation of operations. The value of the company was in the exclusive rights to the proprietary technology, as well as the resources developed to source raw material and vendors and the ability to create viable products from waste material. Shareholders remained loyal to the company.

On September 15, 2001, after several months of discussion and negotiations, Kenneth McCleave incorporated American Leisure Products, Inc. a Florida corporation, of which he was the sole shareholder of the 100,000 issued and outstanding shares for the purpose of merger with Amour Fiber Core, Inc. The terms and conditions of said merger included Mr. McCleave’s assistance in resolution of a number of problems restricting Amour. Litigation with the landlord and disgruntled note holders threatened the collapse of the company unless amicable resolution was achieved. The terms of the merger were established and the concerns were resolved over the subsequent 24 months.

In May of 2004, following appropriate shareholder consent and board action, Amour Fiber Core, Inc. (Washington) merged with a newly formed Nevada corporation of the same name and with the same issued and outstanding shares (11,027,988). Amour Fiber Core, Inc. (Nevada) has authorized 350,000,000 common and 5,000,000 preferred shares.

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding of 100,000 common shares. A 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in the merger (i.e. a conversion ratio of 73.52:1). Following this transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding.

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., ( a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc.(Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).

Amour Fiber Core, Inc

AFC’s primary purpose is performing reclamation manufacturing of commercial fiberglass products from molded fiberglass waste and outdated resin waste. The Company has advanced reclamation techniques combined with a proprietary process to reclaim fiberglass waste products, obsolete fiberglass molded products and outdated or excess fiberglass resins. These waste products are key ingredients in the production of the Amour fiberglass products. Management believes that its ability to transform fiberglass waste into viable commercial products will cause diversion of thousands of tons of refuse from landfills and transform the waste into recycled products with commercial applications. The Company has exclusive rights to two patents for its technologies. Three immediate sources of income are expected; tipping fees, sale of sub-licensing agreements and marketing of finished goods.

American Leisure Products, Inc.

The Company’s second operating subsidiary is American Leisure Products, Inc. (“ALP”), which was incorporated in Florida on September 15, 2001, in order to merge with Amour

Fiber Core, Inc. Following the merger on May 24, 2004, ALP began to focus on producing a variety of fiberglass products that provide recreational enjoyment, such as the “Hot Rod” car industry and the “Marine Industry”. Various molds, tooling and equipment were located or built to facilitate this plan of operation. ALP plans to grow through acquisition and strategic partnerships for production of fiberglass cars and boats. Our fiberglass production facilities will also provide future revenue through the production of fiberglass vintage car replicas, boats and other leisure products from current molds and tooling and future acquired molds.

Chronology of Events
Amour Hydro Press Inc.
Washington
March 1993
Amour Hydro Press, Inc.
Merger
May 1996
Amour Fiber Core Inc.
Washington
Amour Fiber Core Inc.
Washington
Amour Fiber Core Inc.
Merger
May 2004
Amour Fiber Core Inc.
Nevada
Amour Fiber Core Inc.
Nevada
Amour Fiber Core Inc.
Nevada
Merger
May 2004
American Leisure Products Inc.
Amour Fiber Core Inc.
Nevada
Name Change
American Fiber Green Products Inc.
May 2004
Wholly Owned Subsidiaries
Amour Fiber Core Inc.
Florida
American Leisure Products Inc.
Florida

Company and Business Overview

The Company’s executive management team is:

Kenneth W. McCleave	Chairman of the Board
Daniel L. Hefner	President, Chief Executive Officer and Director
Michael A. Freid	Chief Financial Officer
Daniel Henning, PhD	Advisory Board /Fulbright Senior Specialist

Our business plan is to engage in both fiberglass reclamation manufacturing and production of fiberglass leisure products from virgin material.

We have developed, tested and placed into limited commercial production a new technology for fiberglass reclamation manufacturing. We have adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages, many different products have been prototyped and tested. Our initial plan is to produce general planks or boards for marine decking and seawalls. From the planking, we will continue to “brand” our name through park benches and picnic tables, as well as a variety of additional products.

We intend to offer contracts for sub-licensing of our patented technology. We believe that licensing our technology to businesses in both foreign and domestic markets will be an effective method of maximizing the return on our investment in the research and development of our fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase our public visibility and general awareness of our technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee’s produced products is significantly below the production costs of products produced by the Company, we may also offer to purchase product from the licensees. We believe that establishing licensees in various foreign countries is an effective means of introducing our technology into new markets without major capital outlays.

The sub-licensing agreements will be for a ten year period with two five year renewal extensions possible. The one-time fee for the sub-licensing will be variable from a low of $250,000 up to $1,000,000 depending upon coverage area. Construction of the processing plant will also be an income stream with the company providing prefabricated equipment and erection to the sub-licensee. The revenue is variable by components, configuration and distance. Royalties will be required from sub-licensees based upon the products and volume on a sliding scale. Finally, Company owned facilities will produce products to be sold commercially.

Additionally, we plan to generate revenues by making waste generators aware of our proprietary process for the recycling of fiberglass. The Amour division will offer an alternative to “filling the landfills” by offering its process through Sub-License Agreements worldwide. Currently, most of the world’s fiberglass is not being recycled and is discarded into landfills. Waste generators will be solicited to pay tipping fees that currently go to the landfills for disposal of the waste, to Amour Fiber Core, Inc. By becoming a client of American Fiber Green Products, Inc. the waste generator will now become part of a genuine recycling operation, achieving coveted ‘green status’. Amour will receive ‘inventory’ at a profit or for minimal cost.

The Company’s corporate offices and manufacturing facilities are presently located at 1618 51st Street South, Tampa, Florida 33619. Our website is www.americanfibergreenproducts.com.

In Western States, where the Company’s facilities were originally located, the typical cost to a manufacturer to dispose of fiberglass waste in an approved landfill is from $90—$140 per ton, plus shipping costs. The disposal fee for resin waste in an approved landfill is typically $250—$350 per 55 gallon drum, plus shipping costs. These costs appear to be representative of the disposal costs of these types of waste throughout the United States. The goal of the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and molded fiberglass waste which are shipped to landfills. The Company will accept resins and fiberglass waste materials from a variety of suppliers. Past suppliers have included the US Navy, The Boeing Company, various boat manufacturers and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources; however, should these sources prove to be inadequate, the Company can purchase new materials to supplement any deficiency.

The processing fees charged by the Company will range from $100—$250 per 55 gallon drum for disposal of resins and an average processing fee of $120 per ton for molded fiberglass waste. The revenue from these items is driven by the geographical location of the manufacturing facility. As the Company expands production of the manufacturing plant, it is anticipated that the Company will receive additional processing fees from new manufacturers who will utilize the Company’s recycling services.

Growth Strategy

We believe that there are significant opportunities for us to increase our revenues and market position in the recycling and manufacturing industries through the following:

•	Optimizing our marketing plan;

•	Maintaining our state-of-the-art technology position;

•	Managing our raw material inventory

•	Expanding our products so that new products may be offered;

•	Increasing our sales volume;

•	Expanding to regional offices

•	Maintaining a conservative balance sheet and disciplined capital spending program.

We are presently evaluating plans for our off shore inquires for License agreements. Our future growth will be to support our Licensees by marketing these product lines:

•	Railroad ties

•	Parking stops

•	Dock Fendering Systems

•	Vessel Fendering Systems

•	Bridge Fendering Systems

•	Seawalls

Focusing on Developing Amour as a Brand Name

Increasing Amour’s reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management in 2007.

Regulatory Mandates

Our business model takes into consideration regulatory mandates.

We maintain a website with the address www.americanfibergreenproducts.com We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-SB. We will make available, free of charge, through our website any of our filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company intends to apply for and receive certification from regulatory agencies, including the Department of Ecology and the US Environmental Protection Agency, to accept certain wastes, including molded fiberglass, resins and related materials. The Company’s manufacturing process and facilities require no additional environmental clearances, other than compliance with the standard regulations and rules which are applicable to US manufacturers of fiberglass products.

Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the costs of producing the products manufactured by the Company or otherwise adversely affect demand for its products. The Company does not currently anticipate any material adverse effect on its operations, financial conditions or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent in the nature of the Company’s business and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulations could lead to material environmental compliance or cleanup costs. If the Company were to lose its certification to accept fiberglass wastes, it would be necessary to use new resins in the manufacturing process, which could reduce the Company’s cost advantage.

In compliance with the general intent of Federal and local environmental regulations as they apply to the disposal of outdated resins and fiberglass wastes, some suppliers of recyclable materials require approval or certification of the Company as one of their “authorized” recipients prior to utilization of the Company’s services. In conjunction with these procedural requirements, the Company will seek certification that the Company’s process is approved and the Company is authorized as a recipient of outdated resins and fiberglass wastes. The Company’s products are required to meet material regulations by various federal, state, and local government agencies and the performance standards or requirements of its various customers. As an example, vehicle bumper stops are required to meet standards and guidelines established by the US Department of Transportation (DOT). Additionally, many customers request samples of products for testing prior to committing the Company’s product to open purchase order procurement. The Company has actively supported potential customers in the testing and evaluation of each product and anticipates the continuation of this procedure as the Company expands its customer base and introduces new products.

How We Will Manage Our Operations

We will electronically hand off to our in-house Customer Care Representatives to handle customer calls, sales, verifications, billing and shipping. Customer orders are processed by our Florida operations facility. The Florida facility is responsible for the following duties that further enhance the customer’s experience: Both of our subsidiaries’, marketing strategy is to satisfy our customer’s needs. Our products meet with instant market approval through carefully crafted aesthetics, function, features and competitive pricing. We hold weekly meetings with all key members of the operational areas of the Company, including sales, compliance, billing, shipping and administration. Such operational weekly meetings result in a thorough discussion of weekly results and problems, with plans and goals for the week set at such meetings

Prospective customers view our material through our website with information of how to contact Amour Fiber Core or American Leisure Products. Once a customer contacts us, our customer care representatives will explain the benefits of our service, qualify the prospective customer, and answers any questions they may have. All of these factors help to solidify customer retention rates and expected long-term brand loyalty.

The overall marketing plan for our product is based on the following fundamentals:

Amour Fiber Core

•	Verify the customers are qualified

•	Establish Licensee’s for each specific product they will market

•	Identify a continuous supply of new opportunities, to fill the sales “funnel”.

•	Ship the products directly

•	Maintain contact with the customer (to insure on-going education and regulatory compliance);

•	Establish a professional, distribution network

•	Develop a system to minimize delivery lead time.

•	Establish protocols to promote follow up sales or referrals from existing customers.

•	Obtain feedback from the customer base to continually improve the product or the sales channel.

American Leisure Products

The overall marketing plan for our product is based on the following fundamentals:

•	Establish a professional, qualified and capable distribution dealer network.

•	Identify a continuous supply of new opportunities, to fill the sales “funnel”.

•	Manage a system to minimize delivery lead time.

•	Manage the systems to promote follow up sales or referrals from existing customers.

•	Obtain feedback from the customer base to continually improve the product or the sales channel.

Initially, all shipping will be direct to the consumer and produced in our Florida facility, with the Company receiving bulk shipments from its suppliers at the same location.

American Leisure Products

General Development of Business

American Leisure Products is a company that will produce fiber reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees create a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for fiberglass recreational products to fill the demands of affluent ‘baby boomers’ with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry.

Growth Strategy

Growth is intended to be achieved by establishing brand recognition for American Leisure Products both as an owned product line and as a reliable outsource for the FRP manufacturing industry. ALP will increase its customer base requiring FRP products to be built as our reputation for quality and delivery reliability becomes known. These customers require products to be built as they do not have the facility and/or knowledge to produce these products in-house.

In addition to the outside work, ALP intends to produce “in house” products described below that the Company owns or controls. These products will focus on the recreational industry. Growth will be achieved by establishing dealers for the replica car bodies and FRP parts and by participating in rallies and gatherings of hobbyists for the various products. Support will be available through employee’s who can assist with questions, printed material, and commitments by the Company and the dealer at national shows, all linked through the Company’s web site. Advertisement in regional and national publications will increase brand recognition. Our research shows that the dealer network in the “hot markets” in the US could reach a potential of 200 plus dealers. The use of the Internet will allow communication with world wide customers.

Products

Antique Replicars

•

Nostalgic replica automobiles (commonly referred to as Hot Rods) are provided at completion levels from the hobbyist who wants to build his own car to the enthusiast that wants to buy a complete automobile ready to drive away. These cars are offered in a number of package configurations to serve every segment of the market:

•

Phase 1: These parts package includes all of the major body components. The customer will build the car from the ground up. This customer is normally a serious hobbyist with tools, equipment and the required skills.

•

Phase 2: These parts packages are provided with all of the components required less the engine and the interior. This includes the frame, suspension, brakes, body, steering, wheels, etc. This customer is the hobbyist who wants to build a car and has the space, some equipment, but wants all of the components (already fitted) and complete.

•	Phase 3: This level is for the enthusiast who does not have the place, time, equipment or skills to build an automobile.

Building the cars at various stages will reduce a major part of the dealer’s time. The Company will support the dealers with cars (nick-named rollers). These “rollers” will be assembled, based on various stages of work with easy step-by-step processes to complete. By building the cars in these stages, it will allow the final car to be completed with a minimum of effort.

Boats

ALP will produce fiberglass boats from molds and tooling that will be exclusive to ALP. These boats have long histories and continue to receive regional and nation recognition for their quality construction, unique style and the fierce loyalty of their owners. ALP will produce trawlers, sailboats and flats boats from their own exclusive lines as well as provide outsource service for other manufacturers as need and opportunity allow.

Other Products

From time to time as opportunities arise, ALP may opt to develop other products to build for their own account or others. The level of skill and expertise of the management and employees of ALP enhance their imagination and market awareness. Design and /or redesign of a product for the market is within their in-house skills as well as the ability to build the tooling and molds that bring those designs to reality and to market.

Future Growth Strategy

We will expand the dealer network through direct marketing from the factory. Each dealer will have an area that will be negotiated based on commitments and the demographics that needs to be covered. The “Dealer Package” will be for a certain minimum requirement and a commitment for delivery of additional cars for the remaining year based on the geographic area of the dealer.

Antique Replicar Rental

Our market research indicates that a business opportunity grows substantially, when we use our own manufactured vintage car products in a rental fleet network in vacation areas. Demand for a fresh, new, fun alternative form of transportation is an exciting prospect for consumers and investors alike.

•

Rental locations will be established throughout the country to satisfy the demand for exotic or premium rentals in locations such as Miami, FL, Daytona, FL, Las Vegas, NV, Los Angeles, CA, etc. The Company intends to use these centers to rent, service, and sell its products.

•

Parts and service. The parts required to assemble these vintage cars will be made available to our dealer network as well as retail consumers. Through the use of our web site, both dealers and consumers will be able to interface with the factory for their needs. The service category includes revenues from customers for the repair of damaged items or items that need to be installed.

Competition—Amour Fiber Core

Recycling

The Company is aware of several experimental fiberglass recycling projects and a few prototype or development stage commercial fiberglass recycling companies. Most of these competitors utilize a process which grinds the fiberglass into a fine powder and feeds the powder into the fluid being sprayed, under pressure, onto fiberglass molds. The Company is not aware of any fiberglass recycling companies which utilize any process similar to the Company’s proprietary process; however, it is possible that others are in the early stages of developing other fiberglass recycling technologies. The Company believes that the patent issued to the Amour Family Trust and licensed to the Company will be sufficient to prevent any potential competitors from utilizing any process similar to that used by the Company.

Products

The Company will compete worldwide with a variety of manufacturers of wood, plastic, concrete and fiberglass products, including many large industrial corporations with resources significantly greater than those of the Company.

The Company competes with new fiberglass products based upon price. New fiberglass products are manufactured with new resins and new glass fibers, which add raw material costs to the wholesale price of the product. Manufacturing of the Company’s product does not incur the same raw materials costs and, therefore, to the extent the Company utilizes recyclable resins and fiberglass wastes, the Company’s products may have a sales price advantage. There are a number of businesses that make or could make fiberglass tables and benches. In general, these businesses must purchase raw materials to manufacture their products, and therefore have higher costs of goods sold.

Like other fiberglass products, the Company’s products are typically sold at a price higher than similar wood products; however like other fiberglass products, the Company’s products have strong resistance to moisture, dry rot and surface damage. The Amour products also present features of higher strength and durability. The Company believes these long term benefits off set the higher price of the product. The Company’s products are similar in cost to new and recycled plastic products. The advantages that the Company’s products have over plastic products are higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

American Leisure Products

The Company believes its products provide an overall better value for the customer when compared to its competition, because of exceptional features such as selling kits that allow for lower cost entry into the hobby. . Even though the feature benefits may be compelling, ALP products will remain competitively priced. The Company does not anticipate erosion in margin due to competition. The leisure market is expanding rapidly and maintenance of market share will insure growth. Most of the competitors in this market offer a cost effective, reliable product that will meet or exceed the functional application requirements.

The distinguishing advantages for ALP are a competitive price point, a superior product, ongoing product evaluation, quality control and support. A complete technical comparison is available; which gives ALP an advantage over its competitors by providing a greater perceived value to the Customer.

Employees

As of December 31, 2006, the Company employed four full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company’s employees is represented by a labor union, and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2.	DESCRIPTION OF PROPERTY

Our office and production facilities are located at 1618 South 51st Street, Tampa, Florida 33619. Currently, a related company, Affordable Fiberglass Group, has a lease/option on the property where AFGP is located. No monthly rental fee is charged by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our start up. The production facilities will be sufficient for the start up of AFGP. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings and is not aware of any pending or threatened claims.

The Company expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2006, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information:

AFGP’s common stock is not quoted in any United States markets nor has a trading symbol been assigned. AFGP intends to apply to have its capital shares quoted on the Over the Counter Bulletin Board (“OTCBB”). We have not, at this time, made application to the OTCBB. We will make such application only upon completion of this 10-SB Registration Statement and our consequent status as a reporting company under SEC rules. We will also have to meet the other qualification requirements from OTCBB. However, AFGP cannot make any assurance that trading on OTCBB will be approved.

Currently there are no outstanding warrants or options to purchase stock. The Company is not registering for sale any currently outstanding share under this registration statement, for sale either by the Company or its shareholders.

Penny Stock Regulations:

The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

The common stock of AFGP has not been traded in the last two calendar years on any quotation board nor has any board quoted a ‘bid’ or ‘ask’.

Holders:

As of December 31, 2006 there were approximately 850 holders of record of AFGP common stock.

ITEM 6.	PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Risk Factors,” “Business” and “Forward-Looking Statements.”

The following management discussion should be read together with the AFGP’s consolidated financial statements included in this registration statement See “Index to Financial Statements” at page F-1. Those consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

General Overview

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. ( f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic (FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the company’s founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company’s common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida) Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFGP) The company established that the future operations of the two merged companies would represent two divisions of AFGP. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant to be constructed in Florida in 2007-2008 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to “brand” our name through park benches and picnic tables as part of our first line of finished goods.

We intend to offer contracts for our licensing of our patented technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company’s public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee’s produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company’s technology into new markets without major capital outlays.

American Leisure Products.

American Leisure Products (ALP) will produce FRP parts within the fiberglass industry. In addition the company will produce parts from the company owned molds for the after market hot rod industry and the marine industry. ALP will produce and sell vintage car bodies, boats, and other fiberglass components in the leisure products line. The leisure market has been defined in recent years as one of the fastest growing market segments because of ‘baby boomers’ who have reached a point of financial affluence and increasing leisure time. Their desire to enjoy the ‘fruits of their labor’ has created a massive market that our products will feed. The company currently owns molds for several products, but will also be acquiring additional molds and tooling as funding is achieved through debt or equity or the combination.

Results of Operations

Revenues.

The Company had no revenue for the year ended December 31, 2006. The company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The company plans to build a pilot plant in 2007-2008. Upon filing of this Form10KSB the company will begin the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2006, of $98,910. Interest for the year ended December 31, 2005 was $357,168. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $104,466 and $99,950 respectively.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2006 the Company had a net operating loss carry forward of approximately $2,635,932. For U.S. tax purposes which begin expiring in the year 2023. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2007 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2007 in order to maintain and expand our opportunity.

We plan to staff our facility in Tampa, Florida, with customer service representatives and logistical support personnel to build our Pilot Plant and complete our tooling requirements. Currently this facility is limited in staff. The Tampa plant will serve as the selling platform for the sub-licensing of Amour Fiber Core’s patented technology. Additionally, we will utilize this facility to directly distribute American Leisure’s products to the market.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006, the Company has had a net loss of $193,788 and cash used by operations of $98,149, and negative working capital of $729,112 at December 31, 2006. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Unpredictability of future revenues; Potential fluctuations in quarterly operating results; Seasonality

As a result of the Company’s limited operating history, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

Sales and operating results generally depend on the volume of, timing of and ability to fulfill the number of orders received and the ability to obtain raw materials at a reasonable price. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include (i) the Company’s ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company’s ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow it’s infrastructure. (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $.001, none has been issued.

Capital expenditures.

We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2007-2008, we expect to have total capital expenditures of $525,000.00 — Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common stock transactions for services are recorded at either the fair value of the stock issued or the fair value of the services rendered, which ever is more evident on the day that the transactions are executed. The certificates must be issued subsequent to the transaction date.

Research and development costs are charged to operations when incurred and are included in operating expenses.

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory is valued at the lower of cost or market. All inventory will be evaluated periodically for excess amounts on hand and obsolescence. If necessary, appropriate reserves will be established.

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales.

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer.

Project development costs are expensed as incurred. The cost of equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company’s fiberglass reclamation process and associated product development.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

As of December 31, 2006 and for the

Years Ended December 31, 2006 and December 31, 2005

and

Report of Independent Registered Public Accounting Firm

American Fiber Green Products, Inc.

Financial Statements

As of December 31, 2006 and for the

Years Ended December 31, 2006 and December 31, 2005

ROBERT T. TAYLOR, C.P.A.

18223 102nd Ave NE, Suite B

Bothell, Washington 98011-3454

425 485-8671 FAX 486-7766

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Fiber Green Products, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of American Fiber Green Products, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the management of American Fiber Green Products, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States}. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. and Subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern As reflected in the accompanying financial statements, the Company is a development stage organization without significant operating revenues and has suffered recurring losses from operations and has an accumulated deficit. As discussed in note 2, the current losses and the Company’s working capital shortage indicates that there is substantial doubt about its ability to continue as Cement’s plans in regard to these matters are described in note 2. The consolidated do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robert Taylor
Robert Taylor
Certified Public Accountants
Bothel, Washington
January 20, 2007

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

December 31, 2006
ASSETS
Current Assets:
Cash	$81
Prepaid expenses	21,000
Other receivables, net	14,462

Total current assets	35,543
Notes receivable, net	78,605
Machinery, Equipment and Tooling	50,000
Less: Accumulated Depreciation	12,500

37,500
Total Assets	$151,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$284,499
Accrued expenses	25,500
Accrued interest	454,656

Total current liabilities	764,655
Notes payable to shareholders	326,150
Deferred wages	534,097
Other payables	221,542

Total long term liabilities	1,081,789
Total Liabilities	1,846,444

Stockholders’ Deficit
Common stock	2,239,000
Additional paid in capital	50,000
Accumulated deficit	(3,983,796)

Total stockholder’s deficit	(1,694,796)

Total Liabilities and Stockholders’ Deficit	$151,648

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Other Expenses (Income):
Marketing, general and administrative expenses	$104,466	$99,950
Interest expense	98,910	357,168
Other (income) expense	(9,587)	(6,725)

Total other expense (income)	193,789	450,393
Net loss	$(193,789)	$(450,393)

Net loss per share	$(.02)	$(.05)

Weighted average number of common shares	9,190,757	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2006 and 2005

	Common Stock Shares	Amount	Accumulated Deficit	Total
Balance, December 31, 2004	9,189,998	$2,283,000	$(3,339,614)	$(1,056,614)
Net loss			(450,393)	(450,393)

Balance, December 31, 2005	9,189,998	2,283,000	(3,790,007)	(1,507,007)
Issuance of common stock for cash	9,230	6,000		6,000
Net loss			(193,789)	(193,789)

Balance, December 31, 2006	9,199,228	$2,289,000	$(3,983,796)	$(1,694,796)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Operating activities
Net loss	$(193,789)	$(450,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Increase (decrease) in:
Prepaid expenses	(21,000)
Accrued expenses	25,500
Other receivables	(7,737)	(6,725)
Accounts payable	19,450	475
Deferred compensation	74,427	61,291

Net cash used by operating activities	(98,149)	(390,352)

Investing activities
Purchase of furniture and equipment
Other assets	(4,651)	1,825

Net cash (used) provided by investing activities	(4,651)	1,825

Financing activities
Capital contribution
Issuance of common stock	6,000
Advances from shareholder		3,150
Increase in interest payable to shareholders	98,892	355,765
Proceeds from issuance of notes payable	(2,100)	21,656

Net cash provided by financing activities	102,792	380,571

Net (decrease) increase in cash	(8)	(7,956)
Cash at beginning of year	89	8,045

Cash at end of year	$81	$89

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2006 and for the

Years Ended December 31, 2006 and 2005

NOTE 1—ORGANIZATION AND BUSINESS

American Fiber Green Products, Inc. came into existence as a result of the following transactions:

In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the company to process waste fiberglass and resins into new commercially viable products.

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press, Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1) increasing the authorized from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of Incorporation were filed with the State of Washington. Although approved and recorded the 3:1 forward split was not reported to the transfer agent of the company. The resulting change in common stock was from 3,675,996 to 11,027,988 common shares issued and outstanding.

Within months of these actions, William Amour, founder and driving force behind the business was diagnosed with cancer and died in 1999. Attempts by the board to continue the operation of Amour Fiber Core, Inc. resulted in substantially more debt and ultimately the cessation of operations. The value of the company was in the exclusive rights to the proprietary technology, as well as the resources developed to source raw material and vendors and the ability to create viable products from waste material. Shareholders remained loyal to the company.

On September 15, 2001, after several months of discussion and negotiations, Kenneth McCleave incorporated American Leisure Products, Inc. a Florida corporation, of which he was the sole shareholder of the 100,000 issued and outstanding shares for the purpose of merger with Amour Fiber Core, Inc. The terms and conditions of said merger included Mr. McCleave’s assistance in resolution of a number of problems restricting Amour. Litigation with the landlord and disgruntled note holders threatened the collapse of the company unless amicable resolution was achieved. The terms of the merger were established and the concerns were resolved over the subsequent 24 months.

In May of 2004, following appropriate shareholder consent and board action, Amour Fiber Core, Inc. (Washington) merged with a newly formed Nevada corporation of the same name and with the same issued and outstanding shares (11,027,988). Amour Fiber Core, Inc. (Nevada) has authorized 350,000,000 common and 5,000,000 preferred shares.

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding of 100,000 common shares. A 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in the merger (i.e. a conversion ratio of 73.52:1). Following this transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding.

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada

and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., ( a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).

	2.1	Merger Between Hydro Press and Amour

	2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products

	2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada]

3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington]

3.2	Article of Amendment for 3 to 1 forward split

	3.3	Articles of Incorporation of American Leisure Products, Inc.

	3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida]

	3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada]

	3.6	Bylaws

10	Employment Agreement with Kenneth W. McCleave

NOTE 2—GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has been a development-stage enterprise since 1993. The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company is not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company anticipates beginning construction of a plant within the next 6 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 18 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $250,000 per plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory is valued at the lower of cost or market. All inventory will be evaluated periodically for excess amounts on hand and obsolescence. If necessary, appropriate reserves will be established.

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales.

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer.

Project development costs are expensed as incurred. The cost of equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company’s fiberglass reclamation process and associated product development.

The Company accounts for income taxes in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

The fair value of financial instruments approximated their carrying values at December 31, 2006. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2006, there were no dilutive instruments outstanding.

The Company’s operations are subject to production of a new processing technology. Significant technical and regulatory changes can have a dramatic effect on product opportunities. Design and development of new processes are critical elements to achieve and maintain profitability in the Company’s new industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company has adopted SFAS No. 154, however, it has had no impact on the financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 31, 2006 this pronouncement had no impact on the financial statements.

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement is $60,000.

The Company anticipates that it will enter into employment contracts with two other key employees in 2007 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

The Company entered into an agreement with three individuals to join the Company’s board of directors. Directors will be reimbursed for actual expenses incurred while performing their duties. Under the terms of the agreement the individuals will receive no other compensation, although this may change in the future.

NOTE 5—STOCKHOLDERS’ EQUITY

Founder Shares

May 2004, the Board of Amour Fiber Core Inc. a Washington corporation approved to reincorporate it in Nevada and reduce the number of shares outstanding. It merged into a newly organized Nevada corporation (also named “Amour Fiber Core, Inc.”), and each share of Amour Fiber Core, Inc. (Washington) was converted into 1/6 of a share of Amour Fiber Core, Inc. (Nevada). As a result, the surviving corporation, Amour Fiber Core, Inc. (Nevada) has a total of (1,837,998) shares outstanding. Amour Fiber Core Inc. (Nevada) has 350 million shares of Common Stock authorized and 5 million shares of “blank check” preferred authorized.

Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation. Under the Agreement and Plan of Merger, American Leisure Products, Inc. merged into Amour Fiber Core, Inc. the sole shareholder of American Leisure Products, Inc. and received 7,352,000 shares of Amour Fiber Core, Inc. in the merger. There are 9,199,228 shares outstanding, of which the sole shareholder of ALP owns 80%. As there were 100,000 shares of American Leisure Products, Inc. outstanding, the shares were converted into 7,352,000 shares of Amour Fiber Core, Inc. (i.e. a conversion ratio of 73.52).

Merger Costs

In connection with the merger of Amour and American Leisure Products, the Company incurred legal costs of $30,818. The costs have been treated as administrative expense in the period incurred.

NOTE 6—RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of December 31, 2006. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7—ACCRUED SALARIES

The Company has accrued salaries owed to four individuals. Two of the individuals’ employment contracts are expired. All balances due are fixed without any interest or other escalating cost.

•	Barb Amour

•	Accrued Salary: $ 110,575

•	Les Amour

•	Accrued Salary $ 49,500

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. Following are accrued salary balances as of December 31, 2006:

•	Kenneth McCleave

•	Accrued Salary $ 302,655

•	Kristal McCleave

•	Accrued Salary $ 71,367

NOTE 8—NOTES PAYABLE

The Company carries notes payable to the following individuals:

Robert Chlipala	$133,000
Gerald Rau	$107,500
Les Smyth	$80,000
Ken McCleave	$5,650

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Rau	$6,000	7/30/2003	0.00%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Smyth	$10,000	7/1/1999	14.00%
Smyth	$10,000	8/2/1999	14.00%
Smyth	$10,000	9/15/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$5,650	4/8/2005	10.00%

In June, 2005, by unanimous approval of the Board of Directors, all notes were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June, 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above notes per individual is as follows

	12/31/2006	12/31/2005
Rau	$72,741	$59,258	$
Smyth	$156,403	$125,686	$
Chlipala	$166,334	$138,109	$
McCleave	$1,061	$425	$

NOTE 9—OTHER PAYABLES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Operating Officer of AFGP) for cash advances made to AFGP.

Due to PAC	$220,398
Due to Nimble Boat Works	$194
Due to Dan Hefner	$950

Company loans payable to PAC in the amount of $214,670, included above, bear interest. This portion of the loans is associated primarily with the acquisition of Amour Fiber Core as follows:

Note payable to:	Note amount:	Note date:	Interest rate:
Loan From PAC	$74,518	5/14/2004	10.00%
Loan From PAC	$49,550	7/29/2004	10.00%
Loan From PAC	$20,300	8/20/2004	10.00%
Loan From PAC	$60,610	12/28/2004	10.00%
Loan From PAC	$9,692	11/6/2003	10.00%

In June, 2005, by unanimous approval of the Board of Directors, these were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June, 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above loans is as follows:

	12/31/2006	12/31/2005
PAC	$58,117	$32,287

NOTE 10—INCOME TAXES

Income tax reporting primarily relates to the business of Amour, which experienced a change in ownership in June, 1998. A change in ownership requires management to compute the annual limitation under Section 382 of the Internal Revenue Code. The amount of benefits the Company may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

The Company’s deferred tax assets consist solely of net operating loss carry forwards of approximately $2,635,932 as of December 31, 2006. For federal tax purposes these carry forwards expire in twenty years. A full valuation allowance has been placed on 100% of the Company’s deferred tax assets as it cannot be determined if the assets will be ultimately used. During the period from Inception to December 31, 2006, the Company’s valuation allowance increased by approximately $2,635,932.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the filings are. However, the effect of non filing is not expected to be significant as Amour has not had active operations for a significant period of time.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2006, there have been no disagreements between the Company and Robert T. Taylor, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Robert T. Taylor, C.P.A. would have caused them to make reference to the subject matter thereof in their report on the Registrant’s consolidated financial statements.

During the year ended December 31, 2006, there have been no reportable events (as defined in Item 304(a) (1) (v) of Regulation SB.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

ITEM 8B	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer

Name of Director or Executive Officer	Age	Current Position and Office
Daniel L. Hefner	56	President, Chief Executive Officer and Director
Kenneth W. McCleave	54	Chairman of the Board of Directors
Michael A. Freid	54	Chief Financial Officer
Gerald Rau	74	Director

Daniel L. Hefner, 56, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for the past nineteen years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 54 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

Throughout his business career Mr. McCleave has been personally responsible for the success of the sales and marketing of the products and services offered to a wide variety of customers. Gifted at setting up efficient manufacturing and recycling operations Mr.

McCleave has a penchant for maximizing limited resources. He has demonstrated a tireless drive to succeed and with proper capitalization will move this latest venture into high visibility and profitability with a service and group of products that will delight the concerned and investing public.

Michael A. Freid, 54, graduated from Western Illinois University in 1974 with a BBA in Accountancy. He earned his CPA certificate in 1978. The majority of Mr. Freid’s career has been with international manufacturing companies where he held various positions in accounting, internal auditing, and operations management.

Michael Freid began his career in 1974 with Bunker-Ramo Corporation, where he held accounting, plant controller and internal audit positions through 1978. From 1978 through 1996 he advanced through various management and executive positions with Borg-Warner Corporation and Borg-Warner Automotive. He served as a Director and Group VP of Finance for three of Borg Warner Automotive’s four Operating Groups. In this capacity, Mr. Freid was responsible for all financial activities and operational evaluation of domestic and international manufacturing facilities and technical centers. During 1994—1995, he also served as General Manager of a BWA joint venture transmission and transfer case manufacturing business in Beijing, China. As a Consultant, he evaluated financial systems and controls from 1997 to 1998. From 1998 to 2003, Mr. Freid was with Key Safety Systems, an automotive components manufacturer of steering, seatbelt and airbag systems. At KSS, Mr. Freid served as Corporate Controller and was responsible for all financial, operational and compliance reporting. Primary achievements at KSS were the integration of various newly acquired international businesses, negotiation and formation of a Chinese joint venture in Tianjin, PRC, implementation of an integrated global financial reporting system and internal control development to ensure compliance with Sarbanes-Oxley in concert with Internal Audit assessments.

Since 2004, Mr. Freid has pursued entrepreneurial goals, opening two Robeks Juice locations in the Brandon, Florida area.

Gerald Rau, 74, has been a Director since the company’s inception. He was employed by The Boeing Company from 1955 to 1986 when he retired. Since that time Mr. Rau has been a self-employed financial consultant and advisor. He resides in Everett, Washington with his wife.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal year ended December 31, 2006 to AFGP’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

Name and Principal Position	Fiscal Year End 12/30/06	Accrued Salary	Bonus	Other Annual Compensation
Kenneth McCleave Chairman of the Board	2006	$60,000	$0	$60,000
Daniel L. Hefner CEO/ President	2006	N/A	N/A	N/A
Michael Freid, Chief Financial Officer	2006	N/A	N/A	N/A

We may hire additional executive employees and/or change the compensation paid to and benefits received by our current executive employees, as our Board of Directors deems advisable or necessary. We plan to reimburse our executive employees for all travel expenses incurred in connection with the business of the Company. To date, the Company’s Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive employees.

No officers or directors of the Company have received compensation in excess of $100,000 per year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2006 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 9,199,288 shares of Common Stock outstanding as of December 31, 2006.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Common	Kenneth McCleave * 9401 Oak Street., Riverview, FL 33569	3,749,520	40.80%

Common	Daniel L. Hefner * 1502 N. Taylor Road, Brandon, FL 33510	3,602,480	39.20%

Common	Gerald Rau * 5107 Delaware Avenue Everett, Washington 98203	25,500.2770%

Common	Michael A. Freid * 2208 Laurel Oak Drive Valrico, FL 33594	N/A	0%

Common	William E. & Barbara J. Amour TTEES Amour Family Trust Brandon, FL 33511	673,811	7.32%

	*All officers and directors as a group (4 persons)	7,377,500	80.28%

1)	As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no reportable relationships or related party transactions related to the implementation and execution of our business model.

ITEM 13.	EXHIBITS

Exhibit #		Description
2	2.1	Merger between Hydro Press and Amour, dated 3/12/93*
	2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products, dated 5/24/2004*
	2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada], dated 5/25/2004*

3	3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
	3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
	3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
	3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*
	3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
	3.6	Bylaws*

10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
31.1	Certification of the Chief Financial Officer
31.2	Certification of the Principal Executive Officer
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2006 and 2005, we were billed by our accountants, Robert Taylor, Certified Public Accountants, $1,250 and $1,250 for audit and review fees associated with our 10-KSB and 10-QSB filings.

During 2006 and 2005, we were billed by our accountants, Robert Taylor, Certified Public Accountants, $1,250 and $0 for non audit related fees associated with our Form 10-SB filing, respectively.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors, or one or more members of our Board of Directors to whom authority to grant such approval had been delegated by the Board, prior to commencing such services.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer