Form 10QSB
period 2007-03-31
American Fiber Green Products, Inc.
filed 2007-05-21
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              , 20    , to              , 20    .

Commission File Number

American Fiber Green Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	91-1705387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1618 51st South, Tampa, FL 33619

(Address of Principal Executive Offices)

(813) 247-2770

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock	Over the Counter Bulletin Board
$.001 par value common stock	Over the Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ..  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES☒  NO

There were 9,219,628 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2007.

American Fiber Green Products, Inc.

FORM 10-QSB—INDEX

American Fiber Green Products, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10QSB Quarterly Report, except as required by law.

ITEM 1.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

As of March 31, 2007 and for the

Three Months Ended March 31, 2007 and 2006

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

Unaudited

March 31, 2007
ASSETS
Current Assets:
Cash	$2,114
Prepaid expenses	14,000
Other receivables, net	16,838

Total current assets	32,952
Notes receivable, net	91,805
Machinery, Equipment and Tooling	50,000
Less: Accumulated Depreciation	13,750

36,250
Total Assets	$161,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$294,302
Accrued expenses	25,500
Accrued interest	481,145

Total current liabilities	800,947
Notes payable to shareholders	336,150
Deferred wages	549,172
Other payables	221,542

Total long term liabilities	1,106,864
Total Liabilities	1,907,811

Stockholders’ Deficit
Common stock	2,252,260
Additional paid in capital	50,000
Accumulated deficit	(4,049,064)

Total stockholder’s deficit	(1,746,804)
Total Liabilities and Stockholders’ Deficit	$161,007

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Other Expenses (Income):
Marketing, general and administrative expenses	$40,584	$21,044
Interest expense	27,301	23,797
Other (income) expense	(2,617)	(1,238)

Total other expense (income)	65,268	43,602
Net loss	$(65,268)	$(43,602)

Net loss per share	$(.01)	$(.00)

Weighted average number of common shares	9,201,712	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2006 and for the Three Months Ended March 31, 2007

	Common Stock Shares	Amount	Accumulated Deficit	Total
Balance, December 31, 2005	9,189,998	2,283,000	(3,790,007)	(1,507,007)
Issuance of common stock for cash	9,230	6,000		6,000
Net loss			(193,789)	(193,789)

Balance, December 31, 2006	9,199,228	$2,289,000	$(3,983,796)	$(1,694,796)
Issuance of common stock for cash (unaudited)	20,400	13,260		13,260
Net loss (unaudited)			(65,268)	(65,268)

Balance, March 31, 2007 (unaudited)	9,219,628	2,302,260	(4,049,064)	(1,746,804)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(65,268)	$(43,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Prepaid expenses	7,000
Other receivables	(2,377)	(1,238)
Accounts payable	9,803	1,104
Deferred compensation	15,075	18,702

Net cash used by operating activities	(34,517)	(23,784)

Investing activities
Other assets	(13,200)

Net cash used by investing activities	(13,200)

Financing activities
Issuance of common stock	13,260
Increase in interest payable to shareholders	26,490	23,724
Proceeds from issuance of notes payable	10,000

Net cash provided by financing activities	49,750	23,724

Net increase (decrease) in cash	2,033	(60)
Cash at beginning of year	81	89

Cash at end of year	$2,114	$29

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006

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

NOTE 2. – FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2007 and 2006, (b) the financial position at March 31, 2007, and (c) cash flows for the three month periods ended March 31, 2007 and 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

NOTE 3 – GOING CONCERN

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

NOTE 5—RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of March 31, 2007. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.

Common stock equivalents for the three months ended March 31, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods.

ITEM 2.	PLAN OF OPERATION

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

Results of Operations

Revenues.

The Company had no revenue for the three months ended March 31, 2007. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2007-2008. Upon filing of this Form10QSB the Company will begin the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for three months ended March 31, 2007 of $27,301 compared to interest expense of $23,797 for the three months ended March 31, 2006. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $40,584 and $21,044 respectively.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2007, the Company has had a net loss of $65,268 and cash used by operations of $34,517, and negative working capital of $767,995 at March 31, 2007. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Item 3.	Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit #	Description
2	2.1	Merger between Hydro Press and Amour, dated 3/12/93*
	2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products, dated 5/24/2004*
	2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington]
and Amour Fiber Core [Nevada], dated 5/25/2004*

3	3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
	3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
	3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
	3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida],
dated 9/15/2001*
	3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada],
dated March 2004*
	3.6	Bylaws*

10		Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*

31.1		Certification of the Chief Financial Officer

31.2		Certification of the Principal Executive Officer

32		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: May 21, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer