Form 10KSB/A
period 2006-12-31
American Fiber Green Products, Inc.
filed 2007-06-19
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Amendment No. 1

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

State issuer’s revenues for its most recent reporting period December 31, 2006.……$0.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2006 was $1,184,123.

There were 9,199,228 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

American Fiber Green Products, Inc.

FORM 10-KSB - INDEX

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

Company History

American Fiber Green Products, Inc., formerly known as Amour Fiber Core, Inc. until May 26, 2004, came into existence as a result of the following transactions:

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

Within months of these actions, William Amour, founder and driving force behind the business was diagnosed with cancer and died in 1999. Attempts by the board to continue the operation of Amour Fiber Core, Inc. resulted in substantially more debt and ultimately the cessation of operations. The value of the company was in the exclusive rights to the proprietary technology, as well as the resources developed to source raw material and vendors and the ability to create viable products from waste material. There were 884 shareholders of record at the time of William Amour’s passing and they remained committed to the success of the Company. The Company ceased operations in January 2000, however, management continued to search for investors to be able to restart production.

On September 15, 2001, after several months of discussion and negotiations with Barb Amour and Gerald Rau, directors of Amour Fiber Core, Inc., Kenneth McCleave (unafilliated with the registrant prior to the merger) incorporated American Leisure Products, Inc. (ALP) a Florida corporation, of which Kenneth McCleave was the sole shareholder of the 100,000 issued and outstanding shares for the purpose of merger with Amour Fiber Core, Inc. (AFC) The terms and conditions of said merger included Mr. McCleave’s assistance in resolution of a number of problems restricting Amour. Litigation with the landlord and disgruntled note holders threatened the collapse of the company unless amicable resolution was achieved. The terms of the merger were established and the concerns were resolved over the subsequent 24 months.

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

American Leisure Products, Inc.

The Company’s second operating subsidiary is American Leisure Products, Inc. (“ALP”), which was incorporated in Florida on September 15, 2001, in order to merge with Amour Fiber Core, Inc. Following the merger on May 24, 2004, ALP began to focus on producing a variety of fiberglass products that provide recreational enjoyment, such as the “Hot Rod” car industry and the “Marine Industry”. Various molds, tooling and equipment were located or built to facilitate this plan of operation. ALP plans to grow through acquisition and strategic partnerships for production of fiberglass cars and boats. Our fiberglass production facilities will also provide future revenue through the production of fiberglass vintage car replicas, boats and other leisure products from current molds and tooling and future acquired molds. See Plan of Operation under Part 2, Item 6.

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

Additionally, we plan to generate revenues by making waste generators aware of our proprietary process for the recycling of fiberglass. The Amour division will offer an alternative to “filling the landfills” by offering its process through Sub-License Agreements worldwide. Currently, most of the world’s fiberglass is not being recycled and is discarded into landfills. Waste generators will be solicited to pay tipping fees that currently go to the landfills for disposal of the waste, to Amour Fiber Core, Inc. By becoming a client of American Fiber Green Products, Inc. the waste generator will now become part of a genuine recycling operation, achieving coveted ‘green status’. Amour will receive ‘inventory’ at a profit or for minimal cost. To date, we have not entered into any sub-licensing agreements and the terms and fees that are outlined above have not yet been accepted by anyone and are subject to negations.

See the discussion of the Company’s plan of operations under Part 2, Item 6.

The Company’s corporate offices and manufacturing facilities are presently located at 1618 51st Street South, Tampa, Florida 33619. Our website is www.americanfibergreenproducts.com.

In Western States, where the Company’s facilities were originally located, the typical cost to a manufacturer to dispose of fiberglass waste in an approved landfill is from $90 - $140 per ton, plus shipping costs. The disposal fee for resin waste in an approved landfill is typically $250 - $350 per 55 gallon drum, plus shipping costs. These costs appear to be representative of the disposal costs of these types of waste throughout the United States. The goal of the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and molded fiberglass waste which are shipped to landfills. The Company will accept resins and fiberglass waste materials from a variety of suppliers. Past suppliers have included the US Navy, The Boeing Company, various boat manufacturers and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources; however, should these sources prove to be inadequate, the Company can purchase new materials to supplement any deficiency.

The processing fees charged by the Company will range from $100 - $250 per 55 gallon drum for disposal of resins and an average processing fee of $120 per ton for molded fiberglass waste. The revenue from these items is driven by the geographical location of the manufacturing facility. As the Company expands production of the manufacturing plant, it is anticipated that the Company will receive additional processing fees from new manufacturers who will utilize the Company’s recycling services.

Growth Strategy

We believe that there are significant opportunities for us to increase our revenues and market position in the recycling and manufacturing industries through the following:

•	Optimizing our marketing plan;

•	Maintaining our state-of-the-art technology position;

•	Managing our raw material inventory

•	Expanding our products so that new products may be offered ;

•	Increasing our sales volume ;

•	Expanding to regional offices

•	Maintaining a conservative balance sheet and disciplined capital spending program.

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

We maintain a website with the address www.americanfibergreenproducts.com We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-KSB. We will make available, free of charge, through our website any of our filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

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

American Leisure Products

General Development of Business

American Leisure Products is a company that will produce fiber reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees create a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for fiberglass recreational products to fill the demands of affluent ‘baby boomers’ with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry by means of its unique designs and product variety, as well as the experience and skill of its employees and management.

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

See the discussion of the Company’s plan of operations under Part 2, Item 6.

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

Competition - Amour Fiber Core

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

Market Information:

AFGP’s common stock is not quoted in any United States markets nor has a trading symbol been assigned. AFGP intends to apply to have its capital shares quoted on the Over the Counter Bulletin Board (“OTCBB”). We have not, at this time, made application to the OTCBB. We will make such application only upon completion of the Form 10-SB Registration Statement and our consequent status as a reporting company under SEC rules. We will also have to meet the other qualification requirements from OTCBB. However, AFGP cannot make any assurance that trading on OTCBB will be approved.

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

Dividends

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company’s business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

Holders:

As of December 31, 2006 there were approximately 890 holders of record of AFGP common stock and no holders of record of the AFGP preferred stock.

ITEM 6.	PLA N OF OPERATION

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

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2006 the Company had a net operating loss carry forward of approximately $2,635,932. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

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

Liquidity and Capital Resources

During the years ended December 31, 2006 and 2005 the Company used cash from operating activities of $98,149 and $390,352, respectively. This use of cash is primarily due to operating losses for both periods and partially offset by deferred compensation. During the 2006, it was further offset by increase in accounts payable and accrued expenses.

During the years ended December 31, 2006 and 2005 the Company (used) provided cash from investing activities of ($4,651) and $1,825, respectively. The decrease in cash flows from investing activities is primarily due to repayment of notes receivable during 2006.

During the years ended December 31, 2006 and 2005 the Company provided cash from financing activities of $102,792 and $380,571, respectively. This decrease of cash provided by financing activities is primarily due to the decrease in accrued interest payable to shareholders.

The aggregate value of outstanding loans as of December 31, 2006 is $547,692. This amount is comprised of notes payable to shareholders of $326,150 and long-term payables of $221,542. Notes payable to shareholders are due on demand, together with accumulated interest on a compound basis at rates specified in each note.

Long-term payables are comprised of amounts due to PAC, a related party, of $220,400 of which $214,700 bears interest with terms similar to those of the notes payable to shareholders. The remaining balance of long-term payables of $6,872 has no specified terms or conditions.

Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2006, working capital deficit was $729,112. As current operating cash flow is insufficient to finance the Company’s planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements. The Company has engaged the services of an unaffiliated third party on a performance basis to locate both short term and long term funding in both debt and equity. Preliminary results have produced anticipation of short term financing in the third quarter of 2007 and long term funding in the fourth quarter based upon AFGP meeting the requirements to publicly trade on the OTC:BB.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006, the Company had a net loss of $193,789, cash used by operations of $98,149, and negative working capital of $729,112 at December 31, 2006. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

The planned construction of the Pilot Plant is expected to cost approximately $525,000. The Company plans to acquire funding for the construction from outside investors, establishment of license agreements, government grants or through the a stock offering.

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

American F iber Green Products, Inc.

Financial Statements

As of December 31, 2006 and for the

Years Ended December 31, 2006 and December 31, 2005

ROBERT T. TAYLOR,

C.P.A. 18223 102ND Ave

NE, Suite B Bothell,

Washington, 98011-3454

(425) 485-8671 FAX 486-7766

Report of Independe nt Registered Public Accounting Firm

Stockholders and Board of Directors

American Fiber Green Products, Inc. and

Subsidiaries Tampa, Florida

We have audited the accompanying consolidated balance sheet of American Fiber Green Products, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31,2006 and December 31,2005. These consolidated financial statements are the responsibility of the management of American Fiber Green Products, Inc. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. and Subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company is without significant operating revenues and has suffered recurring losses from operations and has an accumulated deficit. As discussed in note 2, the current losses and the Company’s working capital shortage indicated that there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robert Taylor Certified Public Accountants,
Bothel, Washington
March 22, 2007

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

December 31, 2006
ASSETS
Current Assets:
Cash	$81
Prepaid expenses	21,000
Interest receivables, related parties	14,462

Total current assets	35,543
Notes receivable, net	78,605
Machinery, Equipment and Tooling	50,000
Less: Accumulated Depreciation	12,500

37,500
Total Assets	$151,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$284,499
Accrued expenses	25,500
Accrued interest	454,656

Total current liabilities	764,655
Notes payable to shareholders	326,150
Deferred wages	534,097
Other payables, related parties	221,542

Total long term liabilities	1,081,789
Total Liabilities	1,846,444

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,199,228 shares issued and outstanding	2,239,000
Additional paid in capital	50,000
Accumulated deficit	(3,983,796)

Total stockholder’s deficit	(1,694,796)
Total Liabilities and Stockholders’ Deficit	$$151,648

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Other Expenses (Income):
Marketing, general and administrative expenses	$104,466	$99,950
Interest expense	98,910	357,168
Interest income	(9,587)	(6,725)

Total other expense (income)	193,789	450,393
Net loss	$(193,789)	$(450,393)

Net loss per share	$(.02)	$(.05)

Weighted average number of common shares	9,190,757	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Gre en Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2006 and 2005

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2004	9,189,998	$2,233,000	50,000	(3,339,614)	(1,056,614)
Net loss				(450,393)	(450,393)

Balance, December 31, 2005	9,189,998	2,233,000	50,000	(3,790,007)	(1,507,007)
Issuance of common stock for cash	9,230	6,000			6,000
Net loss				(193,789)	(193,789)

Balance, December 31, 2006	9,199,228	$2,239,000	$50,000	$(3,983,796)	$(1,694,796)

The accompanying notes are an integral part of the financial statements.

American Fi ber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Operating activities
Net loss	$(193,789)	$(450,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Increase (decrease) in:
Prepaid expenses	(21,000)
Accrued expenses	25,500
Interest receivable	(7,737)	(6,725)
Accounts payable	19,450	475
Deferred compensation	74,427	61,291

Net cash used by operating activities	(98,149)	(390,352)

Investing activities
Purchase of furniture and equipment
Other assets	(4,651)	1,825

Net cash (used) provided by investing activities	(4,651)	1,825

Financing activities
Capital contribution
Issuance of common stock	6,000
Proceeds from issuance of notes payable		3,150
Increase in interest payable to shareholders	98,892	355,765
Proceeds from issuance of other long term liabilities	(2,100)	21,656

Net cash provided by financing activities	102,792	380,571

Net decrease in cash	(8)	(7,956)
Cash at beginning of year	89	8,045

Cash at end of year	$81	$89

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2006 and for the

Years Ended December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS

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

Within months of these actions, William Amour, founder and driving force behind the business was diagnosed with cancer and died in 1999. Attempts by the board to continue the operation of Amour Fiber Core, Inc. resulted in substantially more debt and ultimately the cessation of operations. The value of the company was in the exclusive rights to the proprietary technology, as well as the resources developed to source raw material and vendors and the ability to create viable products from waste material. There were 884 shareholders of record at the time of William Amour’s passing and they remained committed to the success of the Company. The Company ceased operations in January 2000, however, management continued to search for investors to be able to restart production.

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales. Property and equipment consist of mold tooling with estimated useful lives of 3 – 10 years.

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

NOTE 4 - NOTES RECEIVABLE

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)	$6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)	49,552
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)	20,253
Note receivable, related party, 10% interest, due December 4, 2006 (past maturity)	2,800

$78,605

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Founder Shares

In May 2004, the Board of Amour Fiber Core Inc. a Washington corporation approved to reincorporate it in Nevada and reduce the number of shares outstanding. It merged into a newly organized Nevada corporation (also named “Amour Fiber Core, Inc.”), and each share of Amour Fiber Core, Inc. (Washington) was converted into 1/6 of a share of Amour Fiber Core, Inc. (Nevada). As a result, the surviving corporation, Amour Fiber Core, Inc. (Nevada) has a total of (1,837,998) shares outstanding. Amour Fiber Core Inc. (Nevada) has 350 million shares of Common Stock authorized and 5 million shares of “blank check” preferred authorized.

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding of 100,000 common shares. The 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in this reverse merger. Following the transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding. The assets of ALP (Tooling) were added to the assets of AFC in a purchase transaction with a corresponding capital contribution amount of $50,000 recorded as Additional Paid-In Capital.

At the time of this reverse merger, in accordance with SFAS 141 ¶17, the smaller combining entity (ALP), a) holds a majority of the voting rights, (80.0%) of the combined company (AFC) common shares outstanding; and b) comprises the senior management of the combined company.

Merger Costs

In connection with the merger of Amour and American Leisure Products, the Company incurred legal costs of $30,818. The costs have been treated as administrative expense in the period incurred.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals. Two of the individuals’ employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current.

•	Barb Amour

•	Accrued Salary: $ 110,575

•	Les Amour

•	Accrued Salary $ 49,500

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of December 31, 2006:

•	Kenneth McCleave

•	Accrued Salary $ 302,655

•	Kristal McCleave

•	Accrued Salary $ 71,367

NOTE 9 - NOTES PAYABLE

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

NOTE 10 - OTHER PAYABLES, RELATED PARTIES

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

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,635,900. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

Accumulated deficit	$3,983,800
Difference between tax and book for accrued interest and deferred wages	(988,800)
Other	(359,100)

2,635,900
Valuation allowance	(2,635,900)

$0

The valuation allowance increased by $20,470 during the year ended December 31, 2006.

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

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

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the March 31, 2007.

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

Michael Freid began his career in 1974 with Bunker-Ramo Corporation, where he held accounting, plant controller and internal audit positions through 1978. From 1978 through 1996 he advanced through various management and executive positions with Borg-Warner Corporation and Borg-Warner Automotive. He served as a Director and Group VP of Finance for three of Borg Warner Automotive’s four Operating Groups. In this capacity, Mr. Freid was responsible for all financial activities and operational evaluation of domestic and international manufacturing facilities and technical centers. During 1994 - 1995, he also served as General Manager of a BWA joint venture transmission and transfer case manufacturing business in Beijing, China. As a Consultant, he evaluated financial systems and controls from 1997 to 1998. From 1998 to 2003, Mr. Freid was with Key Safety Systems, an automotive components manufacturer of steering, seatbelt and airbag systems. At KSS, Mr. Freid served as Corporate Controller and was responsible for all financial, operational and compliance reporting. Primary achievements at KSS were the integration of various newly acquired international businesses, negotiation and formation of a Chinese joint venture in Tianjin, PRC, implementation of an integrated global financial reporting system and internal control development to ensure compliance with Sarbanes-Oxley in concert with Internal Audit assessments.

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

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2006 and 2005 to AFGP’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table					Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)
Kenneth McCleave, Chairman	2006		60,000	—	—	—	(3)	—	60,000
Of the Board	2005		60,000	—	—	—	(1)	—	60,000
Daniel L. Hefner	2006		—	—	—	—	(3)	—	—
Chief Executive Officer and	2005		—	—	—	—	(2)	—	—
President
Michael Freid	2006	(2)	—	—	—	—	(3)	—	—
Chief Financial Officer	2005		—	—	—	—	(4)	—	—

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

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2006 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 9,189,998 shares of Common Stock outstanding as of December 31, 2006.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Common	Kenneth McCleave * 9401 Oak Street., Riverview, FL 33569	3,749,520	40.76%
Common	Daniel L. Hefner * 1502 N. Taylor Road, Brandon, FL 33510	3,602,480	39.16%
Common	Gerald Rau * 5107 Delaware Avenue Everett, Washington 98203	25,500.28%
Common	Michael A. Freid * 2208 Laurel Oak Drive Valrico, FL 33594	N/A	0%
Common	William E. & Barbara J. Amour TTEES Amour Family Trust Brandon, FL 33511	673,811	7.32%
	*All officers and directors as a group (4 persons)	7,377,500	80.28%

1)	As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Kenmeth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of December 31, 2006. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company carries a Note Payable to Kenneth McCleave, Chairman of AFGP in the amount of $5,650 for a loan made to the company. The note bears an annual interest rate of 10% and is payable on demand. Refer to Note 8 of the financial statements.

The Company carries long-term liabilities with PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave, Chairman of AFGP), Nimble Boat Works (a wholly owned business of Ken McCleave, Chairman of AFGP) and Daniel Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP. Refer to Note 9 of the financial statements.

The Company carries notes receivable from American Commerce Solutions (ACS) and Chariot Manufacturing Company. Daniel Hefner (President and Chief Executive Officer of AFGP) is also President and Chief Executive Officer of ACS. Chariot Manufacturing Company is a wholly owned subsidiary of ACS. Kenneth McCleave (Chairman of AFGP) is also Chief Operating Officer and General Manager of Chariot Manufacturing Company.

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

Date: June 19, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer