Form 10QSB/A
period 2007-03-31
American Fiber Green Products, Inc.
filed 2007-06-19
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20    , to             , 20    .

Commission File Number

American Fiber Green Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	91-1705387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

FORM 10-QSB - INDEX

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

American Fiber Green Products, Inc.

As of March 31, 2007 and for the

Three Months Ended March 31, 2007 and 2006

Contents

Consolidated Financial Statements:

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

Unaudited

March 31, 2007
ASSETS
Current Assets:
Cash	$2,114
Prepaid expenses	14,000
Interest receivable, related parties	16,838

Total current assets	32,952
Notes receivable, net	91,805
Machinery, Equipment and Tooling	50,000
Less: Accumulated Depreciation	13,750

36,250
Total Assets	$161,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$294,302
Accrued expenses	25,500
Accrued interest	481,145

Total current liabilities	800,947
Notes payable to shareholders	336,150
Deferred wages	549,172
Other payables, related parties	221,542

Total long term liabilities	1,106,864
Total Liabilities	1,907,811

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,219,628 shares issued and outstanding	2,252,260
Additional paid in capital	50,000
Accumulated deficit	(4,049,064)

Total stockholder’s deficit	(1,746,804)
Total Liabilities and Stockholders’ Deficit	$$161,007

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Other Expenses (Income):
Marketing, general and administrative expenses	$40,584	$21,044
Interest expense	27,301	23,797
Interest income	(2,617)	(1,238)

Total other expense (income)	65,268	43,602
Net loss	$(65,268)	$(43,602)

Net loss per share	$(.01)	$(.00)

Weighted average number of common shares	9,201,712	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2006 and for the Three Months Ended March 31, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2004	9,189,998	$2,233,000	50,000	(3,339,614)	(1,056,614)
Net loss				(450,393)	(450,393)

Balance, December 31, 2005	9,189,998	2,233,000	50,000	(3,790,007)	(1,507,007)
Issuance of common stock for cash	9,230	6,000			6,000
Net loss				(193,789)	(193,789)

Balance, December 31, 2006	9,199,228	$2,239,000	$50,000	$(3,983,796)	$(1,694,796)
Issuance of common stock for cash	20,400	13,260			13,260
Net loss (unaudited)				(65,268)	(65,268)

Balance, March 31, 2007 (unaudited)	9,219,628	$2,302,260	$50,000	$(4,049,064)	$(1,746,804)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(65,268)	$(43,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Prepaid expenses	7,000
Interest receivable, related parties	(2,377)	(1,238)
Accounts payable	9,803	1,104
Deferred compensation	15,075	18,702

Net cash used by operating activities	(34,517)	(23,784)

Investing activities
Other assets	(13,200)

Net cash used by investing activities	(13,200)

Financing activities
Issuance of common stock	13,260
Increase in interest payable to shareholders	26,490	23,724
Proceeds from issuance of notes payable	10,000

Net cash provided by financing activities	49,750	23,724

Net increase (decrease) in cash	2,033	(60)
Cash at beginning of year	81	89

Cash at end of year	$2,114	$29

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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