Form 10KSB/A
period 2006-12-31
American Fiber Green Products, Inc.
filed 2007-07-23
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Amendment No. 2

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

SEC Revocation of Prior Registration under the Exchange Act

On October 27, 2006, the SEC issued an order revoking the company’s prior registration under the Exchange Act pursuant to Section 12(j). The Commission concluded that revocation was necessary and appropriate since no filings had been made since 1998.

Prior to the revocation, an Administrative Hearing had been scheduled to determine whether a revocation of the company’s original registration was warranted based on the extended period of time without filing of financial information. During a conference call between the Administrative Hearing Judge, SEC Compliance and Enforcement attorneys, AFGP consultant Richard Greene and Daniel Hefner, as CEO of AFGP, it was determined that the best course of action for investors in AFGP would be to allow a voluntary revocation to occur, as opposed to the time and distraction of the Hearing which would result in the requirement to file each individual quarterly and annual filing with each subject to comment from the Commission. Since no filing had been made since 1998, this would entail filing more than thirty (30) combined 10KSB and 10QSB reports. With the Administrative Hearing Judge going on record that the voluntary revocation would carry no negative impact on a future registration, the Company consented to the voluntary revocation. Additionally, the Company reasoned that the more concise and clearly stated format of the Form 10SB would give the investors a detailed explanation of the company's current and historical financial picture.

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

The Company’s corporate offices and manufacturing facilities are presently located at 1618 51 st Street South, Tampa, Florida 33619. Our website is www.americanfibergreenproducts.com.

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

Liquidity and Capital Resources

During the years ended December 31, 2006 and 2005 the Company provided (used) cash from operating activities of $743 and ($34,587), respectively. This use of cash is primarily due to operating losses for both periods and partially offset by increases in accounts payable, interest payable and deferred compensation.

During the years ended December 31, 2006 and 2005 the Company (used) provided cash from investing activities of ($4,651) and $1,825, respectively. The decrease in cash flows from investing activities is primarily due to the increase in notes receivable during 2006.

During the years ended December 31, 2006 and 2005 the Company provided cash from financing activities of $3,900 and $24,806, respectively. This decrease of cash provided by financing activities is primarily due to the decrease in proceeds from issuance of long term liabilities.

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

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006, the Company had a net loss of $193,789, and negative working capital of $729,112 at December 31, 2006. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

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

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Operating activities
Net loss	$(193,789)	$(450,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Increase (decrease) in:
Prepaid expenses	(21,000)
Accrued expenses	25,500
Interest receivable	(7,737)	(6,725)
Accounts payable	19,450	475
Increase in interest payable to shareholders	98,892	355,765
Deferred compensation	74,427	61,291

Net cash provided (used) by operating activities	743	(34,587)
Investing activities
Purchase of furniture and equipment
(Increase) decrease in notes receivable	(4,651)	1,825

Net cash (used) provided by investing activities	(4,651)	1,825

Financing activities
Capital contribution
Issuance of common stock	6,000
Proceeds from issuance of notes payable		3,150
Proceeds from issuance of other long term liabilities	(2,100)	21,656

Net cash provided by financing activities	3,900	24,806

Net decrease in cash	(8)	(7,956)
Cash at beginning of year	89	8,045

Cash at end of year	$81	$89

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

$78,605

The above past maturity notes receivables are expected to be settled within the next 12 months.

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

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct. There has been no significant change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)		All Other Compensation ($)	Total ($)

Kenneth McCleave, Chairman	2006		60,000	—	—	—	(3)	—	60,000
Of the Board	2005		60,000	—	—	—	(1)	—	60,000
Daniel L. Hefner	2006		—	—	—	—	(3)	—	—
Chief Executive Officer and President	2005		—	—	—	—	(2)	—	—
Michael Freid	2006	(2)	—	—	—	—	(3)	—	—
Chief Financial Officer	2005		—	—	—	—	(4)	—	—

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

The Company carries long-term liabilities with PAC (Public Acquisition Company—a wholly owned business of Kenneth McCleave, Chairman of AFGP), Nimble Boat Works (a wholly owned business of Ken McCleave, Chairman of AFGP) and Daniel Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP. Refer to Note 9 of the financial statements.

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

ITEM 13.	EXHIBITS

Exhibit #		Description
2	2.1	Merger between Hydro Press and Amour, dated 3/12/93*

	2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products, dated 5/24/2004*

	2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada], dated 5/25/2004*

3	3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*

	3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*

	3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*

	3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*

	3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*

	3.6	Bylaws*

10	10.1	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*

	10.2	Exclusive License Agreement*

31.1		Certification of the Chief Financial Officer*

31.2		Certification of the Principal Executive Officer*

32		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: July 19, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer