Form 10QSB/A
period 2007-03-31
American Fiber Green Products, Inc.
filed 2007-07-23
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Amendment No. 2

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

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(65,268)	$(43,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Prepaid expenses	7,000
Interest receivable, related parties	(2,377)	(1,238)
Accounts payable	9,803	1,104
Increase in interest payable to shareholders	26,490	23,724
Deferred compensation	15,075	18,702

Net cash used by operating activities	(8,027)	(604)

Investing activities
Increase in notes receivable	(13,200)

Net cash used by investing activities	(13,200)

Financing activities
Issuance of common stock	13,260
Proceeds from issuance of notes payable	10,000

Net cash provided by financing activities	23,760

Net increase (decrease) in cash	2,033	(60)
Cash at beginning of year	81	89

Cash at end of year	$2,114	$29

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND BUSINESS

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