Form 10KSB/A
period 2006-12-31
American Fiber Green Products, Inc.
filed 2007-08-10
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Amendment No. 3

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20    , to             , 20    .

Commission File Number

American Fiber Green Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	91-1705387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Chronology of Events
Amour Hydro Press Inc.
Washington
March 1993
Amour Hydro Press, Inc.
Merger
May 1996
Amour Fiber Core Inc.
Washington
Amour Fiber Core Inc.
Washington
Amour Fiber Core Inc.
Merger
May 2004
Amour Fiber Core Inc.
Nevada
Amour Fiber Core Inc.
Nevada
Amour Fiber Core Inc.
Nevada
Merger
May 2004
American Leisure Products Inc.
Amour Fiber Core Inc.
Nevada
Name Change
American Fiber Green Products Inc.
May 2004
Wholly Owned Subsidiaries
Amour Fiber Core Inc.
Florida
American Leisure Products Inc.
Florida

Company and Business Overview

The Company’s executive management team is:

Kenneth W. McCleave	Chairman of the Board
Daniel L. Hefner	President, Chief Executive Officer and Director
Michael A. Freid	Chief Financial Officer
Daniel Henning, PhD	Advisory Board/Fulbright Senior Specialist

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

10

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

General Overview

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic (FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the company’s founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company’s common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida) Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFGP) The company established that the future operations of the two merged companies would represent two divisions of AFGP. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

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

Capital expenditures.

We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2007-2008, we expect to have total capital expenditures of $525,000.00 - Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

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

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Operating activities
Net loss	$(193,789)	$(450,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Increase (decrease) in:
Prepaid expenses	(21,000)
Accrued expenses	25,500
Interest receivable	(7,737)	(6,725)
Accounts payable	19,450	475
Increase in interest payable to shareholders	98,892	355,765
Deferred compensation	74,427	61,291

Net cash provided (used) by operating activities	743	(34,587)

Investing activities
(Increase) decrease in notes receivable	(4,651)	1,825

Net cash (used) provided by investing activities	(4,651	1,825

Financing activities
Capital contribution
Issuance of common stock	6,000
Proceeds from issuance of notes payable		3,150
Proceeds from issuance of other long term liabilities	(2,100)	21,656

Net cash provided by financing activities	3,900	24,806

Net decrease in cash	(8)	(7,956)
Cash at beginning of year	89	8,045

Cash at end of year	$81	$89

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

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales. Property and equipment consist of mold tooling with estimated useful lives of 3 - 10 years.

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

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2006, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2006 and 2005, there were no restricted shares that were considered restricted.

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

NOTE 4 - NOTES RECEIVABLE

The Company has made loans to several companies owned by an officer and stockholder of the Company. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The Company does not anticipate making any additional loans to these companies and expects repayment of these amounts to occur during the next 12 months.

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

Interest accrued on the above notes per individual is as follows

	12/31/2006	12/31/2005
Rau	$72,741	$59,258
Smyth	$156,403	$125,686
Chlipala	$166,334	$138,109
McCleave	$1,061	$425

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

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Common	Kenneth McCleave * 9401 Oak Street., Riverview, FL 33569	3,749,520	40.76%
Common	Daniel L. Hefner * 1502 N. Taylor Road, Brandon, FL 33510	3,602,480	39.16%
Common	Gerald Rau * 5107 Delaware Avenue Everett, Washington 98203	25,500.28%
Common	Michael A. Freid * 2208 Laurel Oak Drive Valrico, FL 33594	N/A	0%
Common	William E. & Barbara J. Amour TTEES Amour Family Trust Brandon, FL 33511	673,811	7.32%
* All officers and directors as a group (4 persons)		7,377,500	80.28%

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

ITEM 13.	EXHIBITS

Exhibit #		Description
2	2.1	Merger between Hydro Press and Amour, dated 3/12/93*

	2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products, dated 5/24/2004*

	2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada], dated 5/25/2004*

3	3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*

	3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*

	3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*

	3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*

	3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*

	3.6	Bylaws*

10	10.1	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*

	10.2	Exclusive license agreement with the Amour Family Trust *

	31.1	Certification of the Chief Financial Officer

	31.2	Certification of the Principal Executive Officer

	32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: August 9, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer