Form 10QSB/A
period 2007-03-31
American Fiber Green Products, Inc.
filed 2007-08-10
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Amendment No. 3

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

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(65,268)	$(43,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Prepaid expenses	7,000
Interest receivable, related parties	(2,377)	(1,238)
Accounts payable	9,803	1,104
Increase in interest payable to shareholders	26,490	23,724
Deferred compensation	15,075	18,702

Net cash used by operating activities	(8,027)	(604)

Investing activities
Increase in notes receivable	(13,200)

Net cash used by investing activities	(13,200)

Financing activities
Issuance of common stock	13,260
Proceeds from issuance of notes payable	10,000

Net cash provided by financing activities	23,260

Net increase (decrease) in cash	2,033	(60)
Cash at beginning of year	81	89

Cash at end of year	$2,114	$29

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

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At March 31, 2007, there were no restricted shares that were considered restricted.

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