Form 10QSB
period 2007-06-30
American Fiber Green Products, Inc.
filed 2007-08-20
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

There were 9,249,628 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2007.

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

American Fiber Green Products, Inc.

As of June 30, 2007 and for the

Three and Six Months Ended June 30, 2007 and 2006

Contents

Consolidated Financial Statements:

Consolidated Condensed Balance Sheet	5
Consolidated Condensed Statements of Operations	6
Consolidated Condensed Statement of Changes in Stockholders’ Deficit	7
Consolidated Condensed Statements of Cash Flows	8
Notes to Consolidated Condensed Financial Statements	9

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

Unaudited

June 30, 2007
ASSETS
Current Assets:
Prepaid expenses	$7,000
Interest receivable, related parties	19,142

Total current assets	26,142

Notes receivable, net	93,555
Machinery, Equipment and Tooling, net of Accumulated Depreciation of 15,000	35,000

Total Assets	$154,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$312,448
Accrued expenses	10,000
Accrued interest	508,655

Total current liabilities	831,103
Notes payable to shareholders	326,150
Deferred wages	567,352
Other payables, related parties	221,542

Total long term liabilities	1,115,044
Total Liabilities	1,946,147

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,249,628 shares issued and outstanding	2,239,050
Additional paid in capital	88,710
Stock subscription receivable
Accumulated deficit	(4,119,210)

Total stockholder’s deficit	(1,791,450)
Total Liabilities and Stockholders’ Deficit	$154,697

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other income (expense):
Marketing, general and administrative expenses	$44,596	$20,225	$85,180	$41,269
Interest expense	27,954	24,265	55,255	48,062
Interest income	(2,404)	(2,112)	(5,021)	(3,350)

Total other income (expense)	(70,146)	(42,378)	(135,414)	(85,981)

Income (loss) before income taxes	(70,146)	(42,378)	(135,414)	(85,981)

Income taxes	—	—	—	—

Net income (loss)	$(70,146)	$(42,378)	$(135,414)	$(85,981)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	9,219,628	9,189,998	9,210,724	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2006 and for the Six Months Ended June 30, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2005	9,189,998	$2,233,000	$50,000	$(3,790,007)	$(1,507,007)
Issuance of common stock for cash	9,230	6,000			6,000
Net loss				(193,789)	(193,789)

Balance, December 31, 2006	9,199,228	2,239,000	50,000	(3,983,796)	$(1,694,796)
Issuance of common stock for cash	20,400	20	13,240		13,260
Issuance of common stock for services	30,000	30	25,470		25,500
Net loss (unaudited)				(135,414)	(135,414)

Balance, June 30, 2007 (unaudited)	9,249,628	$2,239,050	$88,710	$(4,119,210)	$(1,791,450)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(135,414)	$(85,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,500	1,250
Increase (decrease) in:
Prepaid expenses	14,000
Interest receivable, related parties	(4,681)	(3,351)
Accounts payable	27,949	2,057
Increase in interest payable to shareholders	54,000	47,984
Deferred compensation	33,255	37,277

Net cash used by operating activities	(8,391)	(764)

Investing activities
Increase in notes receivable	(14,950)

Net cash used by investing activities	(14,950)

Financing activities
Issuance of common stock	13,260
Proceeds from issuance of notes payable	10,000	695

Net cash provided by financing activities	23,260	695

Net increase (decrease) in cash	(81)	(69)
Cash at beginning of year	81	89

Cash at end of year	$0	$20

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and 2006

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

NOTE 2. – FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2007 and 2006, (b) the financial position at June 30, 2007, and (c) cash flows for the six month periods ended June 30, 2007 and 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company is not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company anticipates beginning construction of a plant within the next 6 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 18 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $250,000 per plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of June 30, 2007. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At June 30, 2007, there were no restricted shares that were considered restricted.

Common stock equivalents for the three and six months ended June 30, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

Results of Operations

Revenues.

The Company had no revenue for the three and six months ended June 30, 2007. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2007-2008. Upon filing of this Form10QSB the Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for three and six months ended June 30, 2007 of $27,954 and $55,255, respectively, compared to interest expense of $24,265 and $48,062 for the three and six months ended June 30, 2006. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three and six months ended June 30, 2007 were $44,596 and $85,180, respectively, compared to $20,225 and $41,269, respectively, for the three and six months ended June 30, 2006.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2007, the Company has had a net loss of $135,414 and cash used by operations of $8,391, and negative working capital of $804,961 at June 30, 2007. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company’s control. Factors tat may adversely affect the Company’s quarterly operating results include (i) the Company’s ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company’s ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow it’s infrastructure. (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

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

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting

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

During the three month period ended June 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: August 20, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer