Form 10QSB
period 2007-09-30
American Fiber Green Products, Inc.
filed 2007-11-19
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

1618 51 South, Tampa, FL 33619
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

There were 9,249,628 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2007.

Table of Contents

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

American Fiber Green Products, Inc.

As of September 30, 2007 and for the
Three and Nine Months Ended September 30, 2007 and 2006

Contents

Consolidated Financial Statements:

Consolidated Condensed Balance Sheet	5
Consolidated Condensed Statements of Operations	6
Consolidated Condensed Statement of Changes in Stockholders’ Deficit	7
Consolidated Condensed Statements of Cash Flows	8
Notes to Consolidated Condensed Financial Statements	9

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

Unaudited

September 30, 2007
ASSETS
Current Assets:
Cash	$54
Interest receivable, related parties	22,014
Total current assets	22,068

Notes receivable, net	98,555
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $16,250	33,750

Total Assets	$154,373
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$332,826
Accrued expenses	10,000
Accrued interest	537,154
Total current liabilities	879,980

Notes payable to shareholders	338,150
Deferred wages	585,927
Other payables, related parties	221,492
Total long term liabilities	1,145,569

Total Liabilities	2,025,549
Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,249,628 shares issued and outstanding	2,239,050
Additional paid in capital	88,710
Accumulated deficit	(4,198,936)
Total stockholder’s deficit	(1,871,176)

Total Liabilities and Stockholders’ Deficit	$154,373

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Other income (expense):
Marketing, general and administrative expenses	$47,542	$21,922	$132,723	$63,191
Interest expense	29,261	25,088	84,516	73,150
Interest income	2,921	(4,376)	(2,099)	(7,727)
Total other income (expense)	(79,725)	(42,634)	(215,140)	(128,614)
Income (loss) before income taxes	(79,725)	(42,634)	(215,140)	(128,614)
Income taxes	—	—	—	—
Net income (loss)	$(79,725)	$(42,634)	$(215,140)	$(128,614)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	9,249,628	9,189,998	9,223,835	9,189,998

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2006 and for the Nine Months Ended September 30, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2005	9,189,998	$2,233,000	$50,000	$(3,790,007)	$(1,507,007)
Issuance of common stock for cash	9,230	6,000			6,000
Net loss				(193,789)	(193,789)
Balance, December 31, 2006	9,199,228	2,239,000	50,000	(3,983,796)	(1,694,796)
Issuance of common stock for cash	20,400	20	13,240		13,260
Issuance of common stock for services	30,000	30	25,470		25,500
Net loss (unaudited)				(215,140)	(215,140)

Balance, September 30, 2007 (unaudited)	9,249,628	$2,239,050	$88,710	$(4,198,936)	$(1,871,176)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

Unaudited

	2007	2006
Operating activities
Net loss	$(215,140)	$(128,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,750	3,750
Increase (decrease) in:
Prepaid expenses	21,000
Interest receivable, related parties	(7,552)	(5,875)
Accounts payable	48,326	2,784
Increase in interest payable to shareholders	82,499	73,131
Deferred compensation	51,830	55,852
Net cash provided (used) by operating activities	(15,287)	1,028
Investing activities
Increase in notes receivable	(19,950)	(1,851)
Net cash used by investing activities	(19,950)	(1,851)
Financing activities
Issuance of common stock	13,260
Proceeds from issuance of notes payable	21,950	749

Net cash provided by financing activities	35,210	749

Net decrease in cash	(27)	(74)
Cash at beginning of year	81	89
Cash at end of year	$54	$15

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2007 and 2006

NOTE 1—ORGANIZATION AND BUSINESS

American Fiber Green Products, Inc. came into existence as a result of the following transactions:

In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the company to process waste fiberglass and resins into new commercially viable products.

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press, Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1) increasing the authorized from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of Incorporation were filed with the State of Washington. Although approved and recorded, the 3:1 forward split was not reported to the transfer agent of the Company. The resulting change in common stock was from 3,675,996 to 11,027,988 common shares issued and outstanding.

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

NOTE 2 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2007 and 2006, (b) the financial position at September 30, 2007, and (c) cash flows for the nine month periods ended September 30, 2007 and 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company has not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company anticipates beginning construction of a plant within the next 6 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 18 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $250,000 per plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of September 30, 2007. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.  The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 - EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At September 30, 2007, there were no restricted shares that were considered restricted.

Common stock equivalents for the three and nine months ended September 30, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

    Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core’s primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant to be constructed in Florida in 2007-2008 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to “brand” our name through park benches and picnic tables as part of our first line of finished goods.

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

American Leisure Products.

American Leisure Products (ALP) will produce FRP parts within the fiberglass industry. In addition, the Company will produce parts from the company owned molds for the after market hot rod industry and the marine industry. ALP will produce and sell vintage car bodies, boats, and other fiberglass components in the leisure products line. The leisure market has been defined in recent years as one of the fastest growing market segments because of ‘baby boomers’ who have reached a point of financial affluence and increasing leisure time. Their desire to enjoy the ‘fruits of their labor’ has created a massive market that our products will feed. The Company currently owns molds for several products, but will also be acquiring additional molds and tooling as funding is achieved through debt or equity or the combination.

Results of Operations

Revenues.

The Company had no revenue for the three and nine months ended September 30, 2007. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2007-2008. Upon filing of this Form 10QSB the Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

    Expenses

The Company incurred interest expense for three and nine months ended September 30, 2007 of $29,261 and $84,516, respectively, compared to interest expense of $25,088 and $73,150 for the three and nine months ended September 30, 2006. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three and nine months ended September 30, 2007 were $47,542 and $132,723, respectively, compared to $21,922 and $63,191, respectively, for the three and nine months ended September 30, 2006.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2008 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2008 in order to maintain and expand our opportunity.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2007, the Company has had a net loss of $215,140, cash used by operations of $15,287, and negative working capital of $857,912. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include (i) the Company’s ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted; (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry, we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company’s ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow its infrastructure; (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $.001, none have been issued.

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

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting

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

During the three month period ended September 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2007.

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

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: November 19, 2007	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer