Form 10KSB
period 2007-12-31
American Fiber Green Products, Inc.
filed 2008-03-31
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent reporting period December 31, 2007.……$0.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2007 was $1,227,231.

There were 9,265,547 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2007

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

Focusing on Developing Amour as a Brand Name

Increasing Amour’s reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management in 2008.

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

Employees

As of December 31, 2007, the Company employed four full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company’s employees is represented by a labor union, and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

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

The Company expects that it may become subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information:

American Fiber Green Products, Inc. common stock was not quoted in any United States markets as of 12/31/07. However a trading symbol ( AFBG) has  been assigned. The Company has applied to have its capital shares quoted on the Over the Counter Bulletin Board (“OTCBB”).

Currently there are no outstanding warrants or options to purchase stock.

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

The common stock of AFBG has not been traded in the last two calendar years on any quotation board nor has any board quoted a ‘bid’ or ‘ask’.

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

Holders:

As of December 31, 2007 there were approximately 890 holders of record of AFBG common stock and no holders of record of the AFBG preferred stock.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant to be constructed in Florida in 2008 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to “brand” our name through park benches and picnic tables as part of our first line of finished goods.

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

Results of Operations

Revenues.

The Company had no revenue for the year ended December 31, 2007. The company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The company plans to build a pilot plant in 2008. Upon filing of this Form10KSB the company will begin the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2007, of $114,457. Interest for the year ended December 31, 2006 was $98,910. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $167,534 and $104,466 respectively.  The increase in marketing, general and administrative expenses is primarily due to the costs associated with the cost of corporate filings and accounting.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2007 the Company had a net operating loss carry forward of approximately $2,726,964. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

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

Liquidity and Capital Resources

During the years ended December 31, 2007 and 2006 the Company used cash from operating activities of $123,154 and $98,149, respectively. This use of cash is primarily due to operating losses for both periods and partially offset by deferred compensation.

During the years ended December 31, 2007 and 2006 the Company provided (used) cash from investing activities of $546,656 and ($4,651), respectively. The increase in cash flows from investing activities is primarily due to the reclassification of interest payable from short term to long term.  This is more accurate presentation since our priorities are to focus on the business growth and profitability.

During the years ended December 31, 2007 and 2006 the Company (used) provided cash from financing activities of ($423,511) and $102,792, respectively. This decrease of cash provided by financing activities is primarily due to the reclassification of interest payable from short term to long term.  This is a more accurate presentation since our priorities are to focus more on the business growth and profitability.

The aggregate value of outstanding loans as of December 31, 2007 is $555,577. This amount is comprised of notes payable to shareholders of $334,035 and long-term payables of $221,542. Notes payable to shareholders are due on demand, together with accumulated interest on a compound basis at rates specified in each note.

Long-term payables are comprised of amounts due to PAC, a related party, of $220,400 of which $214,700 bears interest with terms similar to those of the notes payable to shareholders. The remaining balance of long-term payables of $6,872 has no specified terms or conditions.

Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2007, working capital deficit was $333,373. As current operating cash flow is insufficient to finance the Company’s planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements. The Company has engaged the services of an unaffiliated third party on a performance basis to locate both short term and long term funding in both debt and equity. Preliminary results have produced anticipation of short term financing in the second quarter of 2008 and long term funding in the third quarter based upon AFBG commencing trade on the OTC:BB.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company had a net loss of $276,862, cash used by operations of $123,154, and negative working capital of $333,373 at December 31, 2007. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to commence operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

The planned construction of the Pilot Plant is expected to cost approximately $525,000. The Company plans to acquire funding for the construction from outside investors, establishment of license agreements, government grants or through a stock offering.

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

Capital expenditures.
We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2008-2009, we expect to have total capital expenditures of $525,000.00 — Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact our financial statements as we did not use the "simplified" method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

As of December 31, 2007 and for the
Years Ended December 31, 2007 and December 31, 2006
and
Report of Independent Registered Public Accounting Firm

American Fiber Green Products, Inc.

Financial Statements

As of December 31, 2007 and for the
Years Ended December 31, 2007 and December 31, 2006

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

December 31, 2007
ASSETS
Current Assets:
Cash	$72
Interest receivables, related parties	24,343

Total current assets	24,415
Notes receivable, net	98,405

Machinery, Equipment and Tooling	50,000
Less: Accumulated Depreciation	(17,500)
32,500

Total Assets	$155,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$347,788
Subscription payable	10,000

Total current liabilities	357,788
Notes payable to shareholders	334,035
Deferred wages	608,397
Accrued interest	566,456
Other payables, related parties	221,542

Total long term liabilities	1,730,430
Total Liabilities	2,088,218

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,249,628 shares issued and outstanding	9,250
Additional paid in capital	2,318,510
Accumulated deficit	(4,260,658)
(1,932,898)
Total stockholder’s deficit
Total Liabilities and Stockholders’ Deficit	$155,320

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Other Expenses (Income):
Marketing, general and administrative expenses	$173,161	$104,466
Interest expense	114,457	98,910
Interest income	(10,756)	(9,587)

Total other expense (income)	276,862	193,789
Net loss	$(276,862)	$(193,789)

Net loss per share	$(.03)	$(.02)

Weighted average number of common shares	9,230,336	9,190,757

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2007 and 2006

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2005	9,189,998	$9,190	$2,273,810	$(3,790,007)	$(1,507,007)
Issuance of common stock for cash	9,230	10	5,990		6,000
Net loss				(193,789)	(193,789)
Balance, December 31, 2006	9,199,228	$9,200	$2,279,800	$(3,983,796)	$(1,694,796)
Issuance of common stock for cash	20,400	20	13,240		13,260
Issuance of common stock for services	30,000	30	25,470		25,500
Net loss				(276,862)	(276,862)
	9,249,628	9,250	2,318,510	(4,260,658)	(1,932,898)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Operating activities
Net loss	$(276,862)	$(193,789)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Issuance of common stock for services	25,500
(Increase) decrease in:
Prepaid expenses	21,000	(21,000)
Interest receivable	(9,881)	(7,737)
Increase (decrease) in:
Accrued expenses	(25,500)	25,500
Accounts payable	63,289	19,450
Deferred compensation	74,300	74,427
Net cash used by operating activities	(123,154)	(98,149)
Investing activities
Other assets	546,656	(4,651)
Net cash provided (used) by investing activities	546,656	(4,651)
Financing activities
Capital contribution
Issuance of common stock	13,260	6,000
Proceeds from issuance of notes payable	17,885
Increase in interest payable to shareholders	(454,656)	98,892
Proceeds from issuance of other long term liabilities		(2,100)
Net cash (used) provided by financing activities	(423,511)	102,792
Net decrease in cash	(9)	(8)
Cash at beginning of year	81	89
Cash at end of year	$72	$81

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2007 and for the
Years Ended December 31, 2007 and 2006

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

The fair value of financial instruments approximated their carrying values at December 31, 2006. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2007, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2007 and 2006, there were no restricted shares that were considered restricted.

Certain reclassifications have been made in the December 31, 2006 financial statements in order to conform to the current fiscal year presentation.

The Company’s operations are subject to production of a new processing technology. Significant technical and regulatory changes can have a dramatic effect on product opportunities. Design and development of new processes are critical elements to achieve and maintain profitability in the Company’s new industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact our financial statements as we did not use the "simplified" method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 - NOTES RECEIVABLE

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The Company expects repayment of these amounts to occur during the next 12 months.

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)	$6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)	52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)	20,253
Note receivable, related party, 8% interest, due April 20, 2008	14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008	5,000

$98,405

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

The Company anticipates that it will enter into employment contracts with two other key employees in 2008 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of December 31, 2007. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of December 31, 2008:
•	Kenneth McCleave
•	Accrued Salary $ 362,655
•	Kristal McCleave
•	Accrued Salary $ 85,667

NOTE 9 - NOTES PAYABLE

The Company carries notes payable to the following individuals:

Robert Chlipala	$133,000
Gerald Rau	$107,500
Les Smyth	$80,000
Ken McCleave	$1,535

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Rau	$6,000	7/30/2003	0.00%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Smyth	$10,000	7/1/1999	14.00%
Smyth	$10,000	8/2/1999	14.00%
Smyth	$10,000	9/15/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$1,535	4/8/2005	10.00%

In June, 2005, by unanimous approval of the Board of Directors, all notes were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June, 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above notes per individual is as follows:

	12/31/2007	12/31/2006
Rau	$87,453	$72,741
Smyth	$191,708	$156,403
Chlipala	$197,668	$166,334
McCleave	$1,462	$1,061

NOTE 10 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of AFGP) for cash advances made to AFGP.

Due to PAC	$220,398
Due to Nimble Boat Works	$194
Due to Dan Hefner	$950

Company loans payable to PAC in the amount of $214,670, included above, bear interest as follows. This portion of the loans is associated primarily with the acquisition of Amour Fiber Core.

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

Interest accrued on the above loans is as follows:

	12/31/2007	12/31/2006
PAC	$86,585	$58,117

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,726,694. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

Accumulated deficit	$4,260,658
Difference between tax and book for accrued interest and deferred wages	(1,174,853)
Other	(359,111)

2,726,694
Valuation allowance	(2,726,694)

$0

The valuation allowance increased by $90,794 during the year ended December 31, 2007.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name of Director or Executive Officer	Age	Current Position and Office
Daniel L. Hefner	57	President, Chief Executive Officer and Director
Kenneth W. McCleave	55	Chairman of the Board of Directors
Michael A. Freid	55	Chief Financial Officer
Gerald Rau	75	Director

Daniel L. Hefner, 57, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 55 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Michael A. Freid, 55, graduated from Western Illinois University in 1974 with a BBA in Accountancy. He earned his CPA certificate in 1978. The majority of Mr. Freid’s career has been with international manufacturing companies where he held various positions in accounting, internal auditing, and operations management.

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

Gerald Rau, 75, has been a Director since the company’s inception. He was employed by The Boeing Company from 1955 to 1986 when he retired. Since that time Mr. Rau has been a self-employed financial consultant and advisor. He resides in Everett, Washington with his wife.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2007 and 2006 to AFGP’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table					Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)
Kenneth McCleave, Chairman	2007		60,000	—	—	—	(3)	—	60,000
Of the Board	2006		60,000	—	—	—	(1)	—	60,000
Daniel L. Hefner	2007		—	—	—	—	(3)	—	—
Chief Executive Officer and	2006		—	—	—	—	(2)	—	—
President
Michael Freid	2007	(2)	—	—	—	—	(3)	—	—
Chief Financial Officer	2006		—	—	—	—	(4)	—	—

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

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2007 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 9,249,628 shares of Common Stock outstanding as of December 31, 2007.

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

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Kenmeth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of December 31, 2007. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Audit Fees
During 2007 and 2006, we were billed by our accountants, Robert Taylor, Certified Public Accountants, $1,000 and $1,250 for audit and review fees associated with our 10-KSB and 10-QSB filings.

During 2007 and 2006, we were billed by our accountants, Robert Taylor, Certified Public Accountants, $___0____ and $1,250 for non audit related fees associated with our Form 10-SB filing, respectively.

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

Date: March 31, 2008	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer