Form 10QSB
period 2008-03-31
American Fiber Green Products, Inc.
filed 2008-05-15
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                 For the quarterly period ended March 31, 2008
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months   (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☒

There were 9,249,628 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2008.

Table of Contents

American Fiber Green Products, Inc.
FORM 10-Q - INDEX

American Fiber Green Products, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10Q Quarterly Report, except as required by law.

ITEM 1.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

As of March 31, 2008 and for the
Three Months Ended March 31, 2008 and 2007

Contents

Consolidated Financial Statements:

Consolidated Condensed Balance Sheets	6
Consolidated Condensed Statements of Operations	7
Consolidated Condensed Statement of Changes in Stockholders’ Deficit	8
Consolidated Condensed Statements of Cash Flows	9
Notes to Consolidated Condensed Financial Statements	10

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash	$1,000	$72
Other receivables, net	28,172	24,343

Total current assets	29,172	24,415

Notes receivable, net	98,405	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $18,750 and $17,500	31,250	32,500

Total Assets	$158,827	$155,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$361,582	$347,788
Accrued expenses	1,385	0
Subscription payable	10,000	10,000

Total current liabilities	372,967	357,788

Notes payable to shareholders	334,035	334,035
Deferred wages	626,972	608,397
Accrued interest payable	596,739	566,456
Other payables, related parties	222,642	221,542

Total long term liabilities	1,780,388	1,730,430

Total Liabilities	2,153,355	2,088,218

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 350,000,000 shares authorized; 9,249,628 shares issued and outstanding	9,250	9,250
Additional paid in capital	2,318,510	2,318,510
Accumulated deficit	(4,322,288)	(4,260,658)

Total stockholder’s deficit	(1,994,528)	(1,932,898)

Total Liabilities and Stockholders’ Deficit	$158,827	$155,320

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Other expense (income):
Marketing, general and administrative expenses	$34,523	$40,585
Interest expense	31,071	27,301
Interest income	(3,964)	(2,617)

Total other expense (income)	61,630	65,269

(Loss) before income taxes	(61,630)	(65,269)

Income taxes	—	—

Net loss	$(61,630)	$(62,269)

Basic and diluted loss per share	$(.01)	$(0.01

Basic and diluted weighted average number of common shares outstanding	9,249,628	9,201,712

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2007 and for the Three Months Ended March 31, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2006	9,199,228	2,239,000	50,000	(3,983,796)	(1,694,796)
Issuance of common stock for cash	20,400	20	13,240		13,260
Issuance of common stock for services	30,000	30	25,470		25,500
Net loss				(276,862)	(276,862)

Balance, December 31, 2007	9,249,628	$2,239,050	$88,710	$(4,260,658)	$(1,932,898)
Net loss (unaudited)				(61,630)	(61,630)
Balance, March 31, 2008 (unaudited)	9,249,628	$2,239,050	$88,710	$(4,322,288)	$(1,9994,528)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the three Months Ended March 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
Operating activities
Net loss	$(61,630)	$(65,269)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Change in other assets		7,000
Change in receivables	(3,829)	(2,377)
Change in accounts payable	13,794	9,804
Change in accrued expenses	1,385
Deferred compensation	18,575	15,075

Net cash used by operating activities	(30,455)	(34,517)

Investing activities
Other assets / liabilities	30,282	(13,200)

Financing activities
Issuance of common stock		13,260
Interest payable		26,490
Proceeds from issuance of notes payable	1,100	10,000

Net cash provided by financing activities	1,100	49,750

Net increase in cash	928	2,032
Cash at beginning of period	72	81
Cash at end of period	$1,000	$2,113

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

As of March 31, 2008 and for the
Periods Ended March 31, 2008 and 2007

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

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., (a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).

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

The fair value of financial instruments approximated their carrying values at March 31, 2008. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2008, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied.

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

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)	6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)	52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)	20,253
Note receivable, related party, 8% interest, due April 20, 2008	14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008	5,000

98,405

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of March 31, 2008. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of March 31, 2008:
•	Kenneth McCleave
•	Accrued Salary $ 377,655
•	Kristal McCleave
•	Accrued Salary $ 89,242

NOTE 9 - NOTES PAYABLE
The Company carries notes payable to the following individuals:

Robert Chlipala	$133,000
Gerald Rau	$107,500
Les Smyth	$80,000
Ken McCleave	$1,535

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Rau	$6,000	7/30/2003	0.00%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Smyth	$10,000	7/1/1999	14.00%
Smyth	$10,000	8/2/1999	14.00%
Smyth	$10,000	9/15/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$1,535	4/8/2005	10.00%

In June, 2005, by unanimous approval of the Board of Directors, all notes were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June, 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above notes per individual is as follows

	3/31/2008	3/31/2007
Rau	$91,336	$76,300
Smyth	$201,329	$164,774
Chlipala	$206,027	$173,863
McCleave	$1,537	$1,230

NOTE 10 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Operating Officer of AFGP) for cash advances made to AFGP.

Due to PAC	$220,398
Due to Nimble Boat Works	$1,294
Due to Dan Hefner	$950

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

Interest accrued on the above loans is as follows:

	3/31/2008	3/31/2007
PAC	$94,148	$64,978

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,739,477. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

Accumulated deficit	$4,322,288
Difference between tax and book for accrued interest and deferred wages	(1,223,711)
Other	(359,111)
2,739,477
Valuation allowance	(2,739,477)
$0

The valuation allowance increased by $12,783 during the quarter ended March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Results of Operations

Revenues.

The Company had no revenue for the three months ended March 31, 2008. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2008-2009. Upon filing of this Form 10Q the Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for three months ended March 31, 2008 of $31,071 compared to interest expense of $27,301 for the three ended March 31, 2007. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended March 31, 2008 were $34,523 compared to $40,585 for the three months ended March 31, 2007.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2008, the Company has had a net loss of $61,630, cash used by operations of $30,455, and negative working capital of $343,795. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market

Not Applicable

Item 4(T).	Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to the lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three month period ended March 31, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.
Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.
Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2008, the Company did not submit any matters to a vote of its security holders.
Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2008.

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

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: May 15, 2008	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer