Form 10-Q
period 2008-06-30
American Fiber Green Products, Inc.
filed 2008-08-19
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months   (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 10,694,053 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2008.

Table of Contents

American Fiber Green Products, Inc.
FORM 10-Q - INDEX

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	2
	Consolidated Condensed Statements of Operations	3
	Consolidated Condensed Statement of Changes in Stockholders’ Deficit	4
	Consolidated Condensed Statements of Cash Flows	5
	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures about Market	16

Item 4(T).	Controls and Procedures	16

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8K	18

	Signatures	19

	Certifications

American Fiber Green Products, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

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

ITEM 1.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash	$—	$72
Other receivables, net	31,213	24,343
Total current assets	31,213	24,415

Notes receivable, net	98,405	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $15,000 and $17,500	30,000	32,500

Total Assets	$159,618	$155,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$378,966	$347,788
Accrued expenses	2,450	—
Subscription payable	10,000	10,000
Total current liabilities	391,416	357,788

Notes payable to shareholders	308,035	334,035
Deferred wages	645,547	608,397
Accrued interest payable	578,218	566,456
Other payables, related parties	224,191	221,542

Total Liabilities	2,147,407	2,088,218

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 350,000,000 shares authorized; 10,694,053 (June 30, 2008) and 9,249,628 (December 31, 2007) shares issued and outstanding	10,694	9,250
Additional paid in capital	2,390,287	2,318,510
Accumulated deficit	(4,388,770)	(4,260,658)

Total stockholder’s deficit	(1,987,789)	(1,932,898)

Total Liabilities and Stockholders’ Deficit	$159,618	$155,320

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Other income (expense):
Marketing, general and administrative expenses	$39,923	$44,596	$74,445	$85,180
Interest expense	29,602	27,954	60,673	55,255
Interest income	(3,041)	(2,404)	(7,006)	(5,021)

Total other income (expense)	(66,484)	(70,146)	(128,112)	(135,414)

Income (loss) before income taxes	(66,484)	(70,146)	(128,112)	(135,414)

Income taxes	—	—	—	—

Net income (loss)	$(66,484)	$(70,146)	$(128,112)	$(135,414)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	10,474,423	9,219,628	9,862,025	9,210,724

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2007 and for the Six Months Ended June 30, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2006	9,199,228	$9,200	$2,279,800	$(3,983,796)	$(1,694,796)

Issuance of common stock for cash	20,400	20	13,240		13,260

Issuance of common stock for services	30,000	30	25,470		25,500

Net loss				(276,862)	(276,862)

Balance, December 31, 2007	9,249,628	9,250	2,318,510	(4,260,658)	(1,932,898)

Issuance of common stock for payment of a note payable and accrued interest (unaudited)	1,444,425	1,444	71,777		73,221

Net loss for the six months ended June 30, 2008 (unaudited)				(128,112)	(128,112)
Balance, June 30, 2008 (unaudited)	10,694,053	$10,694	$2,390,287	$(4,388,770)	$(1,987,789)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Operating activities
Net loss	$(128,112)	$(135,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,500	2,500
Increase (decrease) in:
Prepaid expenses	—	14,000
Interest receivable, related parties	(6,871)	(4,681)
Accounts payable and accrued expenses	33,629	27,949
Increase in interest payable to shareholders	—	54,000
Deferred compensation	37,150	33,255

Net cash used by operating activities	(61,704)	(8,391)

Investing activities
Increase in notes receivable	11,761	(14,950)

Net cash used by investing activities	11,761	(14,950)

Financing activities
Issuance of common stock	73,221	13,260
Proceeds from issuance of notes payable	2,650	—
Payments from issuance of notes payable	(26,000)	10,000

Net cash provided by financing activities	49,871	23,260

Net decrease in cash	(72)	(81)
Cash at beginning of year	72	81

Cash at end of year	$—	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Condensed Financial Statements

As of June 30, 2008 and for the
Three and Six Month Periods Ended June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND BUSINESS

American Fiber Green Products, Inc. (AFGP) came into existence as a result of the following transactions:

In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the Company to process waste fiberglass and resins into new commercially viable products.

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press, Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1) increasing the authorized shares from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of Incorporation were filed with the State of Washington. Although approved and recorded, the 3:1 forward split was not reported to the transfer agent of the Company. The resulting change in common stock was from 3,675,996 to 11,027,988 common shares issued and outstanding.

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

In May of 2004, following appropriate shareholder consent and board action, Amour Fiber Core, Inc. (Washington) merged with a newly formed Nevada corporation of the same name and with the same issued and outstanding shares 11,027,988. Amour Fiber Core, Inc. (Nevada) has authorized 350,000,000 common and 5,000,000 preferred shares.

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding 100,000 common shares. A 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in the merger (i.e. a conversion ratio of 73.52:1). Following this transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company has not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company will begin construction of a plant upon funding and expects to complete the project and to begin production within the next 18 months. Although the cost of construction has not been quantified, the Company estimates the cost to be approximately $250,000 per plant unit. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, and 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer.

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

The fair value of financial instruments approximated their carrying values at June 30, 2008. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2008, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At June 30, 2008 and 2007, there were no shares that were considered restricted.

The Company’s operations are subject to production of a new processing technology. Significant technical and regulatory changes can have a dramatic effect on product opportunities. Design and development of new processes are critical elements to achieve and maintain profitability in the Company’s new industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)	$6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)	52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)	20,253
Note receivable, related party, 8% interest, due April 20, 2008 (past maturity)	14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008	5,000

$98,405

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement is $60,000.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Founder Shares

In May 2004, the Board of Amour Fiber Core, Inc., a Washington corporation, approved to reincorporate Amour in Nevada and reduce the number of shares outstanding. It merged into a newly organized Nevada corporation (also named “Amour Fiber Core, Inc.”), and each share of Amour Fiber Core, Inc. (Washington) was converted into 1/6 of a share of Amour Fiber Core, Inc. (Nevada). As a result, the surviving corporation, Amour Fiber Core, Inc. (Nevada) has a total of 1,837,998 shares outstanding. Amour Fiber Core Inc. (Nevada) has 350 million shares of Common Stock authorized and 5 million shares of “blank check” preferred authorized.

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding 100,000 common shares. The 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in this reverse merger. Following the transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding. The assets of ALP (Tooling) were added to the assets of AFC in a purchase transaction with a corresponding capital contribution amount of $50,000 recorded as Additional Paid-In Capital.

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

Acquisition Share Distribution

In April, 2008, the sole shareholder of ALP (PAC – Public Acquisition Corporation) distributed 100% of its holdings (7,352,000 shares) as follows:

Ken McCleave – Chairman of AFBG	3,449,520 shares
Dan Hefner – President of AFBG	1,601,240 shares
Robert Maxwell – Chairman AACS	1,601,240 shares
All others as a whole (7)	700,000 shares
Total shares distributed	7,352,000 shares

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of June 30, 2008. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of June 30, 2008:

•	Kenneth McCleave

•	Accrued Salary $ 392,655

•	Kristal McCleave

•	Accrued Salary $ 92,817

NOTE 9 - NOTES PAYABLE

The Company carries notes payable to the following individuals:

Robert Chlipala	$133,000
Gerald Rau	$101,500
Les Smyth	$60,000
Ken McCleave	$1,535

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Rau - $6,000 note converted to stock in Apr. 2008	$0	7/30/2003	0.00%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Smyth	$10,000	7/1/1999	14.00%
Smyth - $10,000 note converted to stock in Apr. 2008	$0	8/2/1999	14.00%
Smyth - $10,000 note converted to stock in Apr. 2008	$0	9/15/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$1,535	4/8/2005	10.00%

In June, 2005, by unanimous approval of the Board of Directors, all notes were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June, 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above notes per individual is as follows

	6/30/2008	6/30/2007
Rau	$95,304	$79,937
Smyth	$161,725	$173,442
Chlipala	$214,607	$181,591
McCleave	$1,515	$1404

In April, 2008, three notes were converted to 1,444,425 shares of AFGP common stock;  a non-interest bearing note for Rau (face amount of $6,000) and two interest bearing notes for Smyth (face value of $10,000 each bearing 14% interest with total accumulated interest at conversion of $47,221).  These transactions reduced notes payable by $26,000 and interest payable by $47,221.

NOTE 10 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of AFGP) for cash advances made to AFGP.

Due to PAC	$221,148
Due to Nimble Boat Works	$2,094
Due to Dan Hefner	$950

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

Interest accrued on the above loans is as follows:

	6/30/2008	6/30/2007
PAC	$101,896	$72,007

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,805,894. The loss carry forwards begin to expire in 2013, 20 years after inception. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

Accumulated deficit	$4,388,770
Difference between tax and book value for accrued interest and deferred wages	(1,223,765)
Other	(359,111

2,805,894
Valuation allowance	(2,805,894)

$0

The valuation allowance increased by $54 during the quarter ended June 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

General Overview

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic (FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the Company’s founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company’s common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida). Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFGP). The Company established that the future operations of the two merged companies would represent two divisions of AFGP. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

Amour Fiber Core

We plan to generate revenues from several areas; a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core’s primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant to be constructed in Florida and will produce general planking or boards for marine decking and seawalls. Marketing the planking will help to “brand” our name through park benches and picnic tables as part of our first line of finished goods.

We intend to offer contracts for licensing of our patented technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company’s public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee’s produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company’s technology into new markets without major capital outlays.

American Leisure Products

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

Results of Operations

Revenues

The Company had no revenue for the three and six months ended June 30, 2008. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2008-2009. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three and six months ended June 30, 2008 of $29,602 and $60,673, respectively, compared to interest expense of $27,954 and $55,255 for the three and six months ended June 30, 2007. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three and six months ended June 30, 2008 were $39,923 and $74,445, respectively, compared to $44,596 and $85,180, respectively, for the three and six months ended June 30, 2007.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2008, the Company has had a net loss of $128,112 and cash used by operations of $61,704, and negative working capital of $360,203 at June 30, 2008. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six month period ended June 30, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: August 18, 2008	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer