Form 10-Q
period 2008-09-30
American Fiber Green Products, Inc.
filed 2008-11-20
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
        Yes ☐ No ☒

There were 11,369,816 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2008.

Table of Contents

American Fiber Green Products, Inc.
FORM 10-Q - INDEX

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	2
	Consolidated Condensed Statements of Operations	3
	Consolidated Condensed Statement of Changes in Stockholders’ Deficit	4
	Consolidated Condensed Statements of Cash Flows	5
	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures about Market	12

Item 4(T).	Controls and Procedures	12

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8K	13

	Signatures	14

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

ITEM 1.	FINANCIAL STATEMENTS

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash	$12	$72
Other receivables, net	32,774	24,343
Total current assets	32,786	24,415

Notes receivable, net	98,405	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $21,250 and $17,500	28,750	32,500

Total Assets	$159,941	$155,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$392,907	$347,788
Accrued expenses	3,450	—
Subscription payable	10,000	10,000
Total current liabilities	406,357	357,788

Notes payable to shareholders	298,035	334,035
Deferred wages	664,122	608,397
Accrued interest payable	583,957	566,456
Other payables, related parties	224,192	221,542

Total Liabilities	2,176,663	2,088,218

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 350,000,000 shares authorized; 11,369,816 (September 30, 2008) and 9,249,628 (December 31, 2007) shares issued and outstanding	11,370	9,250
Additional paid in capital	2,423,399	2,318,510
Accumulated deficit	(4,451,491)	(4,260,658)

Total stockholder’s deficit	(2,016,722)	(1,932,898)

Total Liabilities and Stockholders’ Deficit	$159,941	$155,320

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Other expense (income):
Marketing, general and administrative expenses	$35,632	$47,542	$110,077	$132,723
Interest expense	30,189	29,261	90,862	84,516
Interest income	(3,100)	(4,376)	(10,106)	(2,099)

Total other expense	62,721	72,427	190,833	215,140

Loss before income taxes	(62,721)	(72,427)	(190,833)	(215,140)

Income taxes	—	—	—	—

Net loss	$(62,721)	$(72,427)	$(190,833)	$(215,140)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,362,471	9,249,628	10,365,824	9,223,835

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2007 and the Nine Months Ended September 30, 2008 (unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2006	9,199,228	$9,200	$2,279,800	$(3,983,796)	$(1,694,796)

Issuance of common stock for cash	20,400	20	13,240		13,260

Issuance of common stock for services	30,000	30	25,470		25,500

Net loss				(276,862)	(276,862)

Balance, December 31, 2007	9,249,628	9,250	2,318,510	(4,260,658)	(1,932,898)

Issuance of common stock for payment of a note payable and accrued interest (unaudited)	2,120,188	2,120	104,889		107,009

Net loss for the nine months ended September 30, 2008 (unaudited)				(190,833)	(190,833)
Balance, September 30, 2008 (unaudited)	11,369,816	$11,370	$2,423,399	$(4,451,491)	$(2,016,722)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

	2008	2007
Operating activities
Net loss	$(190,833)	$(215,140)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,750	3,750
Increase (decrease) in:
Prepaid expenses	—	21,000
Interest receivable, related parties	(8,431)	(7,552)
Accounts payable and accrued expenses	119,578	48,326
Interest payable to shareholders	—	82,499
Deferred compensation	55,725	51,830

Net cash used by operating activities	(20,211)	(15,287)

Investing activities
Increase in notes receivable	17,501	(19,950)

Net cash provide (used) by investing activities	17,501	(19,950)

Financing activities
Issuance of common stock	—	13,260
Proceeds from issuance of notes payable	2,650	—
Payments from issuance of notes payable	—	21,950

Net cash provided by financing activities	2,650	35,210

Net decrease in cash	(60)	(27)
Cash at beginning of period	72	81

Cash at end of period	$12	$54

During the nine months ended September 30, 2008, the compant converted $36,000 of notes payable and $71,009 of accrued interest into 2,120,188 shares of common stock valued at $107,009.

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Condensed Financial Statements

As of September 30, 2008 and for the
Three and Nine Month Periods Ended September 30, 2008 and 2007

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

NOTE 3 – FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2008 and 2007, (b) the financial position at September 30, 2008 and December 31, 2007, and (c) cash flows for the nine month periods ended September 30, 2008 and 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R is not expect to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 5 - NOTES RECEIVABLE

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The Company expects repayment of these amounts to occur during the next 12 months.

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)	$6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)	52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)	20,253
Note receivable, related party, 8% interest, due April 20, 2008 (past maturity)	14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008 (past maturity)	5,000

$98,405

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Affordable Fiberglass Group (AFG). AFG is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by AFG as of September 30, 2008. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of Sept. 30, 2008:

•	Kenneth McCleave

•	Accrued Salary $ 407,655

•	Kristal McCleave

•	Accrued Salary $ 96,392

NOTE 9 - NOTES PAYABLE

The Company carries notes payable to the following individuals:

Robert Chlipala	$133,000
Gerald Rau	$101,500
Les Smyth	$50,000
Ken McCleave	$1,535

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Rau - $6,000 note converted to stock in Apr. 2008	$0	7/30/2003	0.00%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Smyth - $10,000 note converted to stock in July, 2008	$0	7/1/1999	14.00%
Smyth - $10,000 note converted to stock in Apr. 2008	$0	8/2/1999	14.00%
Smyth - $10,000 note converted to stock in Apr. 2008	$0	9/15/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$1,535	4/8/2005	10.00%

In June, 2005, by unanimous approval of the Board of Directors, all notes were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above notes per individual is as follows

	9/30/2008	9/30/2007
Rau	$99,360	$83,654
Smyth	$145,823	$182,416
Chlipala	$223,415	$189,525
McCleave	$1,592	$1,582

 In April 2008, three notes were converted to 1,444,425 shares of AFBG common stock;  a non-interest bearing note for Rau (face amount of $6,000) and two interest bearing notes for Smyth (face value of $10,000 each bearing 14% interest with total accumulated interest at conversion of $47,221).  These transactions reduced notes payable by $26,000 and interest payable by $47,221.

In July 2008, the Company converted a note payable to Mr. Smyth to 675,763 shares of AFBG common stock.  The face value of the note was $10,000 bearing interest at 14% with accumulated interest at conversion of $23,788.  This transaction reduced notes payable by $10,000 and interest payable by $23,788.

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

In June 2005, by unanimous approval of the Board of Directors, these were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above loans is as follows:

	9/30/2008	9/30/2007
PAC	$109,834	$79,158

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Results of Operations

Revenues

The Company had no revenue for the three and nine months ended September 30, 2008. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2008-2009. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three and nine months ended September 30, 2008 of $30,189 and $90,862, respectively, compared to interest expense of $29,261 and $84,516 for the three and nine months ended September 30, 2007. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three and nine months ended September 30, 2008 were $35,632 and $110,077, respectively, compared to $47,542 and $132,723, respectively, for the three and nine months ended September 30, 2007.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2008, the Company has had a net loss of $190,833 and cash used by operations of $20,211, and negative working capital of $373,571 at September 30, 2008. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine month period ending September 30, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine month period ended September 30, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: November 19, 2008	American Fiber Green Products, Inc.

	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ Michael A. Freid
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer