Form 10-K
period 2008-12-31
American Fiber Green Products, Inc.
filed 2009-04-15
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       , 20    , to       , 20    .

Commission File Number

000-28978

———————

American Fiber Green Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

———————

NEVADA	91-1705387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4209 Raleigh Street, Tampa, FL 33619

(Address of Principal Executive Offices)

(813) 247-2770

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Preferred Stock, par value $0.001 per share

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Acts. .  ☐ YES  ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ YES  ☑ NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ YES  ☑ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ YES  ☑ NO

Issuer’s revenues for its most recent fiscal year ended December 31, 2008 was $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2009 was $2,560,832.

There were 11,385,735 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2009

American Fiber Green Products, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2008

TABLE OF CONTENTS

Page

PART I

Item 1.       Description of Business

1

Item 1A.    Risks Particular to the Company’s Business

9

Item 2.       Description of Property

9

Item 3.       Legal Proceedings

9

Item 4.       Submission Of Matters to A Vote of Security Holders

9

PART II

Item 5.       Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchase of Equity Securities

10

Item 6.       Selected Financial Data

10

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results Of Operation

11

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

16

Item 8.       Financial Statements and Supplementary Data

17

PART III

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Dislcosure

29

Item 9T.    Controls and Procedures

29

Item 9B.    Other Information

30

Item 10.     Directors and Executive Officers and Corporate Governance

31

Item 11.     Executive Compensation

32

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

33

Item 13.     Certain Relationships and Related Party Transactions, and Director Independence

34

Item 14.     Principal Accountants Fees and Services

34

Item 15.     Exhibits

34

Signatures

35

American Fiber Green Products, Inc.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

American Leisure Products, Inc.

The Company’s second operating subsidiary is American Leisure Products, Inc. (“ALP”), which was incorporated in Florida on September 15, 2001, in order to merge with Amour Fiber Core, Inc. Following the merger on May 24, 2004, ALP began to focus on producing a variety of fiberglass products that provide recreational enjoyment, such as the “Hot Rod” car industry and the “Marine Industry”. Various molds, tooling and equipment were located or built to facilitate this plan of operation. ALP plans to grow through acquisition and strategic partnerships for production of fiberglass cars and boats. Our fiberglass production facilities will also provide future revenue through the production of fiberglass vintage car replicas, boats and other leisure products from current molds and tooling and future acquired molds. See Plan of Operation under Part 2, Item 7.

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

Additionally, we plan to generate revenues by making waste generators aware of our proprietary process for the recycling of fiberglass. The Amour division will offer an alternative to “filling the landfills” by offering its process through Sub-License Agreements worldwide. Currently, most of the world’s fiberglass is not being recycled and is discarded into landfills. Waste generators will be solicited to pay tipping fees that currently go to the landfills for disposal of the waste, to Amour Fiber Core, Inc. By becoming a client of American Fiber Green Products, Inc. the waste generator will now become part of a genuine recycling operation, achieving coveted ‘green status’. Amour will receive ‘inventory’ at a profit or for minimal cost. To date, we have not entered into any sub-licensing agreements and the terms and fees that are outlined above have not yet been accepted by anyone and are subject to negotiations.

See the discussion of the Company’s plan of operations under Part 2, Item 7.

The Company’s corporate offices and manufacturing facilities are presently located at 4209 Raleigh Street, Tampa, Florida 33619. Our website is www.americanfibergreenproducts.com.

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

Bridge Fendering Systems

•

Seawalls

Focusing on Developing Amour as a Brand Name

Increasing Amour’s reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management in 2009.

Regulatory Mandates

Our business model takes into consideration regulatory mandates.

We maintain a website with the address www.americanfibergreenproducts.com We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K. We will make available, free of charge, through our website any of our filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

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

In addition to the outside work, ALP intends to produce “in house” products described below that the Company owns or controls. These products will focus on the recreational industry. Growth will be achieved by establishing dealers for the replica car bodies and FRP parts and by participating in rallies and gatherings of hobbyists for the various products. Support will be available through employee’s who can assist with questions, printed material, and commitments by the Company and the dealer at national shows, all linked through the Company’s web site. Advertisement in regional and national publications will increase brand recognition. Our research shows that the dealer network in the “hot markets” in the US could reach a potential of 200 plus dealers. The use of the Internet will allow communication with worldwide customers.

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

See the discussion of the Company’s plan of operations under Part 2, Item 7.

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

Like other fiberglass products, the Company’s products are typically sold at a price higher than similar wood products; however like other fiberglass products, the Company’s products have strong resistance to moisture, dry rot and surface damage. The Amour products also present features of higher strength and durability. The Company believes these long term benefits off-set the higher price of the product. The Company’s products are similar in cost to new and recycled plastic products. The advantages that the Company’s products have over plastic products are higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

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

Employees

As of December 31, 2008, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company’s employees is represented by a labor union, and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.

RISKS PARTICULAR TO THE COMPANY’S BUSINESS

The risk to the company’s business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 2.

DESCRIPTION OF PROPERTY

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No monthly rental fee is charged by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities will be sufficient for the start up of AFGP. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2008, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on the Over The Counter Bulletin Board (OTCBB) under the symbol “AFBG”. The table below sets forth the high and low bid prices for the Company’s common stock for each calendar quarter as of the start of trade on May 22, 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Prices
	Low	High
FISCAL 2008
First Quarter (January 1, 2008 through March 31, 2008)	N/A	N/A
Second Quarter (April 1, 2008 through June 30, 2008)	$0.50	$1.01
Third Quarter (July 1, 2008 through September 30, 2008)	$0.10	$0.95
Fourth Quarter (October 1, 2008 through December 31, 2008)	$0.07	$0.26

On March 31, 2009 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.80 and there were approximately 972 shareholders of record of common stock and no holders of record of preferred stock.

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

During the year ended December 31, 2008, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended December 31, 2008, the Company issued 2,120,188 shares of common stock to a qualified investor for $0.05 per share for the relief of notes payable and related accrued interest of $107,009.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Risk Factors,” “Business” and “Forward-Looking Statements.”

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour’s early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2009 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to “brand” our name through park benches and picnic tables as part of our first line of finished goods.

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

Results of Operations

Revenues.

The Company had no revenue for the years ended December 31, 2008 and 2007. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in 2009. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2008, of $87,507. Interest for the year ended December 31, 2007 was $114,457. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $87,411 and $173,161 respectively. The decrease in marketing, general and administrative expenses is primarily due to prior year costs associated with corporate filings and registrations.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2008 the Company had a net operating loss carry forward of approximately $2,800,787. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2009 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2009 in order to maintain and expand our opportunity.

The Company continues to seek funding which will allow us to staff our facility in Tampa, Florida, with customer service representatives and logistical support personnel, to build our Pilot Plant and complete our tooling requirements. Currently this facility is limited in staff. The Tampa plant will serve as the selling platform for the sub-licensing of Amour Fiber Core’s patented technology. Additionally, we will utilize this facility to directly distribute American Leisure’s products to the market.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

Liquidity and Capital Resources

During the years ended December 31, 2008 and 2007 the Company used cash from operating activities of $86,973 and $123,154, respectively. This use of cash is primarily due to operating losses for both periods and partially offset by deferred compensation.

During the years ended December 31, 2008 and 2007 the Company provided cash from investing activities of $-0- and $546,656, respectively. The decrease in cash flows from investing activities is primarily due to prior year’s reclassification of interest payable from short term to long term. We believe this to be a more appropriate presentation since our priorities are to focus on the business growth and profitability.

During the years ended December 31, 2008 and 2007 the Company (used) provided cash from financing activities of $86,926 and (423,511), respectively. This increase of cash provided by financing activities is primarily due to prior year’s reclassification of interest payable from short term to long term and issuance of common stock to relieve notes payable and accrued interest.

The aggregate value of outstanding loans as of December 31, 2008 is $522,227. This amount is comprised of notes payable to shareholders of $298,035 and long-term payables of $224,192. Notes payable to shareholders are due on demand, together with accumulated interest on a compound basis at rates specified in each note.

Long-term payables are comprised of amounts due to PAC, a related party, of $224,192 of which $221,148 bears interest with terms similar to those of the notes payable to shareholders. The remaining balance of long-term payables of $3,044 has no specified terms or conditions.

Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2008, working capital deficit was $328,807. As current operating cash flow is insufficient to finance the Company’s planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements. The Company has engaged the services of an unaffiliated third party on a performance basis to locate both short term and long term funding in both debt and equity. Preliminary results have produced anticipation of short term financing in the second quarter of 2009 and long term funding in the third quarter.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2008, the Company had a net loss of $161,660, cash used by operations of $64,473, and negative working capital of $328,807. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to commence operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

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

Capital expenditures.

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2009-2010, we expect to have total capital expenditures of $525,000.00 — Amour Fiber Core $250,000 for the pilot plant and American Leisure Products $275,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Common stock transactions for services are recorded at either the fair value of the stock issued or the fair value of the services rendered, whichever is more evident on the day that the transactions are executed. The certificates must be issued subsequent to the transaction date.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities. ("SFAS 161"). SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United Statements. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Fiber Green Products, Inc.

Consolidated Financial Statements

For The Years Ended December 31, 2008 and 2007

Reports of Independent Registered Public Accounting Firm

Contents

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Condensed Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders’ Deficit
Consolidated Condensed Statements of Cash Flows
Notes to Audited Consolidated Financial Statements

ROBERT T.TAYLOR, C.P.A.

18223 102nd Ave NE, Suit B

Bothell, Washington 98011-3454

425-485-8671 FAX 486-7766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

American Fiber Green Products, Inc.

And Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of American Fiber Green Products, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years December 31, 2008 and 2007. These consolidated financial statements are the responsibility of management. Our responsibility is to express an option on the financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an option on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operation and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States Of America.

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

Certified Public Accountant, April 1, 2009, Bothell, Washington

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$25	$72
Interest receivable, related parties	35,926	24,343

Total current assets	35,951	24,415

Notes receivable, net	98,405	98,405
Furniture and equipment, net of accumulated depreciation of $22,500 (2008) and $17,500 (2007)	27,500	32,500

	$161,856	155,320

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$350,308	$347,788
Accrued expenses	4,450
Subscription payable	10,000	10,000

Total current liabilities	364,758	357,788

Notes payable – shareholders	298,035	334,035
Deferred wages	682,697	608,397
Accrued interest	579,723	566,456
Other payables – related parties	224,192	221,542
Total liabilities	2,149,405	2,088,218

Stockholders’ deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 350,000,000 shares authorized; 11,385,735 (2008) and 9,249,628 (2007) shares issued and outstanding	11,386	9,250
Additional paid in capital	2,423,383	2,318,510
Accumulated deficit	(4,422,318)	(4,260,658)

Total stockholders’ deficit	(1,987,549)	(1,932,898)

	$161,856	$155,320

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Other Expenses (Income):
Marketing, general and administrative expenses	$87,411	$173,161
Interest expense	87,507	114,457
Interest income	(13,258)	(10,756)

Total other expense (income)	161,660	276,862
Net loss	$(161,660)	$(276,862)

Net loss per share	$(.02)	$(.03)

Weighted average number of common shares	10,622,152	9,230,336

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2008 and 2007

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2006	9,199,228	$9,200	$2,279,800	$(3,983,796)	$(1,694,796)
Issuance of common stock for cash	20,400	20	13,240		13,260
Issuance of common stock for services	30,000	30	25,470		25,500
Net loss				(276,862)	(276,862)
Balance, December 31, 2007	9,249,628	$9,250	$2,318,510	$(4,260,658)	$(1,932,898)
Issuance of common stock for debt	2,120,188	2,120	104,889		107,009
Transfer agent share balance adjustment	15,919	16	(16)
Net loss				(161,660)	(161,660)
Balance, December 31, 2008	11,385,735	11,386	2,423,383	(4,422,318)	(1,987,549)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Operating activities
Net loss	$(161,660)	$(276,862)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,000	5,000
Issuance of common stock for services		25,000
(Increase) decrease in:
Prepaid expenses		21,000
Interest receivable	(11,583)	(9,881)
Increase (decrease) in:
Accrued expenses	4,450	(25,500)
Accounts payable	2,520	63,289
Deferred compensation	74,300	74,300
Net cash used by operating activities	(86,973)	(123,154)
Investing activities
Other assets		546,656
Net cash provided (used) by investing activities		546,656
Financing activities
Capital contribution
Issuance of common stock	107,009	13,260
Proceeds from issuance (settlement) of notes payable	(36,000)	17,885
Increase in interest payable to shareholders	13,267	(454,656)
Proceeds from issuance of other long term liabilities	2,650
Net cash (used) provided by financing activities	86,926	(423,511)
Net decrease in cash	(47)	(9)
Cash at beginning of year	72	81
Cash at end of year	$25	$72

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company is not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company anticipates beginning construction of a pilot plant within the next 6 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 18 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $250,000 for the pilot plant and as much as $1.6M for a full function plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

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

The fair value of financial instruments approximated their carrying values at December 31, 2008. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2008, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2008 and 2007, there were no restricted shares that were considered restricted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not expect SFAS No. 161 to have a material impact on its results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United Statements. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 have been waived. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement is $60,000.

The Company anticipates that it will enter into employment contracts with two other key employees in 2009 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

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

Merger Costs

In connection with the merger of Amour and American Leisure Products, the Company incurred legal costs of $30,818. The costs were treated as administrative expense in the period incurred.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of December 31, 2008. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Les Amour

•

Accrued Salary $ 49,500

Salaries have been accrued for Ken McCleave (Chmn.) and Kristal McCleave (office manager). Mr. McCleave’s salary continues to accrue at a rate of $5,000 per month. Ms. McCleave’s salary continues to accrue at $275 per week. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of December 31, 2008:

•

Kenneth McCleave

•

Accrued Salary $ 422,655

•

Kristal McCleave

•

Accrued Salary $ 99,967

NOTE 9 - NOTES PAYABLE

The Company carries notes payable to the following individuals:

	2008	2007
Robert Chlipala	$133,000	$133,000
Gerald Rau	$101,500	$107,000
Les Smyth	$50,000	$80,000
Ken McCleave	$1,535	$1,535

Note payable to:	Note amount:	Note date:	Interest rate:
Rau	$101,500	4/1/2000	8.75%
Smyth	$30,000	9/15/1998	14.00%
Smyth	$10,000	6/8/1999	14.00%
Smyth	$10,000	6/14/1999	14.00%
Chlipala	$100,000	6/4/1998	10.50%
Chlipala	$18,000	7/10/1999	10.50%
Chlipala	$15,000	12/11/1999	0.00%
McCleave	$1,535	4/8/2005	10.00%

During 2008, four notes plus accrued interest were converted to stock at $0.05 per share according to note holder agreements. The Company has also negotiated with note holders and assigns to have interest after 3/31/08 forgiven on four additional notes.

Interest accrued on the above notes per individual is as follows:

	December 31, 2008	December 31, 2007
Rau	$91,336	$87,453
Smyth	$131,320	$191,708
Chlipala	$232,456	$197,668
McCleave	$1,770	$1,462

NOTE 10 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	2008	2007
Due to PAC	$221,148	$220,398
Due to Nimble Boat Works	$2,094	$194
Due to Dan Hefner	$950	$950

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

Interest accrued on the above loans is $117,964 and $86,585 at December 31, 2008 and 2007, respectively.

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,800,787 at December 31, 2008 and $2,726,694 at December 31, 2007. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

	2008	2007
Accumulated deficit	$4,422,318	$4,260,658
Difference between tax and book for accrued interest and deferred wages	(1,262,420)	(1,174,853)
Other	(359,111)	(359,111)

	2,800,787	2,726,694
Valuation allowance	(2,800,787)	(2,726,694)
	$0	$0

The valuation allowance increased by $74,093 during the year ended December 31, 2008 and $90,794 during the year ended December 31, 2007.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9T

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K.. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

Part III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name of Director or Executive Officer	Age	Current Position and Office
Daniel L. Hefner	58	President, Chief Executive Officer and Director
Kenneth W. McCleave	56	Chairman of the Board of Directors
Michael A. Freid	56	Chief Financial Officer

Daniel L. Hefner, 58, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 56 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Michael A. Freid, 56, graduated from Western Illinois University in 1974 with a BBA in Accountancy. He earned his CPA certificate in 1978. The majority of Mr. Freid’s career has been with international manufacturing companies where he held various positions in accounting, internal auditing, and operations management.

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

Effective January 1, 2008 Gerald Rau resigned as a Director. Mr. Rau had been a Director since the company’s inception. He was employed by The Boeing Company from 1955 to 1986 when he retired. Since that time Mr. Rau has been a self-employed financial consultant and advisor. He resides in Everett, Washington with his wife. He remains a consultant to AFBG management and Board.

AUDIT COMMITTEE

The Audit Committee consists of Michael Freid, Daniel Hefner and Kenneth McCleave. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluate the Company’s internal control functions. The board of directors has determined that Michael Freid is the audit committee “financial expert”; as such term is defined under federal securities law. However, as an Officer of the Company, he is not considered “independent” as disclosed in Management’s Report on Internal Control Over Financial Reporting. He is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2008 and 2007 to AFGP’s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

SUMMARY COMPENSATION TABLE

Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Kenneth McCleave,	2008		60,000	—	—	—	(3)	—	60,000
Chairman Of the Board	2007		60,000	—	—	—	(1)	—	60,000
Daniel L. Hefner	2008		—	—	—	—	(3)	—	—
Chief Executive Officer and	2007		—	—	—	—	(2)	—	—
President
Michael Freid	2008	(2)	—	—	—	—	(3)	—	—
Chief Financial Officer	2007		—	—	—	—	(4)	—	—

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2008 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 11,385,735 shares of Common Stock outstanding as of December 31, 2008.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Common	Kenneth McCleave * 9401 Oak Street., Riverview, FL 33569	3,749,520	32.93%
Common	Daniel L. Hefner * 1502 N. Taylor Road, Brandon, FL 33510	1,801,240	15.82%
Common	Robert Maxwell N/A Florida	1,801,240	15.82%
Common	Michael A. Freid * 2208 Laurel Oak Drive Valrico, FL 33596	N/A	0%
Common	William E. & Barbara J. Amour TTEES Amour Family Trust Brandon, FL 33511	673,811	5.92%
	*All officers and directors as a group (3 persons)	5,550,760	48.75%

———————

1)

As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by PAC as of December 31, 2008. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company carries a Note Payable to Kenneth McCleave, Chairman of AFGP in the amount of $1,535 for a loan made to the Company. The note bears an annual interest rate of 10% and is payable on demand. Refer to Note 8 of the consolidated financial statements.

The Company carries long-term liabilities with PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave, Chairman of AFGP), Nimble Boat Works (a wholly owned business of Ken McCleave, Chairman of AFGP) and Daniel Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP. Refer to Note 9 of the consolidated financial statements.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During 2008 and 2007, we were billed by our accountants, Robert Taylor, Certified Public Accountants, $1,250 and $1,250 for audit and review fees associated with our 10-K, 10-KSB and 10-QSB filings.

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

ITEM 15.

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

———————

*

These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009	American Fiber Green Products, Inc.

	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL A. FREID
Michael A. Freid,
Chief Financial Officer and
Principal Accounting Officer