Form 10-Q
period 2009-03-31
American Fiber Green Products, Inc.
filed 2009-05-20
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 0-29711

———————

American Fiber Green Products, Inc.

(Exact name of issuer in its charter)

———————

NEVADA	91-1705387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4209 Raleigh Street, Tampa, FL	33619
(Address of Principal Executive Offices)	(Zip Code)

(813) 247-2770

 (Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 11,385,735 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2009.

Table of Contents

American Fiber Green Products, Inc.

FORM 10-Q – INDEX

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS

4

Consolidated Condensed Balance Sheets

4

Consolidated Condensed Statements of Operations

5

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

6

Consolidated Condensed Statements of Cash Flows

7

Notes to Consolidated Condensed Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition
And Plan of Operation

12

Item 3.

Quantitative and Qualitative Disclosures About Market

15

Item 4(T).

Controls and Procedures

15

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits And Reports on Form 8-K

17

SIGNATURES

18

PART I—FINANCIAL INFORMATION

American Fiber Green Products, Inc.

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

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS

American Fiber Green Products, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$—	$25
Other receivables, net	39,156	35,926
Total current assets	39,156	35,951

Notes receivable, net	98,405	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $23,750 and $22,500	26,250	27,500

Total Assets	$163,811	$161,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$355,833	$350,308
Accrued expenses	5,205	4,450
Subscription payable	10,000	10,000
Total current liabilities	371,038	364,758

Notes payable to shareholders	298,035	298,035
Deferred wages	698,447	682,697
Accrued interest payable	601,133	579,723
Other payables, related parties	224,192	224,192

Total Liabilities	2,192,845	2,149,405

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 350,000,000 shares authorized; 11,385,735 (March 31, 2009) and (December 31, 2008) shares issued and outstanding	11,386	11,386
Additional paid in capital	2,423,383	2,423,383
Accumulated deficit	(4,463,803)	(4,422,318)

Total stockholder’s deficit	(2,029,034)	(1,987,549)

Total Liabilities and Stockholders’ Deficit	$163,811	$161,856

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended March 31,
	2009	2008

Other expense (income):
Marketing, general and administrative expenses	$23,304	$34,553
Interest expense	21,410	31,071
Interest income	(3,229)	(3,964)

Total other expense	41,485	61,630

Loss before income taxes	(41,485)	(61,630)

Income taxes	—	—

Net loss	$(41,485)	$(61,630)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,385,735	9,249,628

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2008 and the Three Months Ended March 31, 2009

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2007	9,249,628	$9,250	$2,318,510	$(4,260,658)	$(1,932,898)

Issuance of common stock for payment of a note payable and accrued interest	2,120,188	2,120	104,889		107,009

Transfer agent share adjustment	15,919	16	(16)

Net loss				(161,660)	(161,660)

Balance, December 31, 2008	11,385,735	11,386	2,423,383	(4,422,318)	(1,987,549)

Net loss for the three months ended March 31, 2009 (unaudited)				(41,485)	(41,485)
Balance, March 31, 2009 (unaudited)	11,385,735	$11,386	$2,423,383	$(4,463,803)	$(2,029,034)

The accompanying notes are an integral part of the financial statements.

American Fiber Green Products, Inc.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31,

	2009	2008
Operating activities
Net loss	$(41,485)	$(61,630)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,250
Increase (decrease) in:
Prepaid expenses	—
Interest receivable, related parties	(3,230)	(3,829)
Accounts payable and accrued expenses	6,280	15,180
Interest payable to shareholders	21,410	30,282
Deferred compensation	15,750	18,575

Net cash used by operating activities	(25)	(172)

Financing activities
Payments from issuance of notes payable	—	1,100

Net cash provided by financing activities	—	1,100

Net (decrease) increase in cash	(25)	928
Cash at beginning of period	25	72

Cash at end of period	$0	$1,000

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Condensed Financial Statements

As of March 31, 2009 and for the

Three Month Periods Ended March 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND BUSINESS

American Fiber Green Products, Inc. (AFBG) came into existence as a result of the following transactions:

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

As of March 31, 2009 and for the

Three Month Periods Ended March 31, 2009 and 2008

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

NOTE 3 – FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2009 and 2008, (b) the financial position at March 31, 2009 and December 31, 2008, and (c) cash flows for the three month periods ended March 31, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 4 - NOTES RECEIVABLE

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The Company does not expect repayment of these amounts to occur during the next 12 months.

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

As of March 31, 2009 and for the

Three Month Periods Ended March 31, 2009 and 2008

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement is $63,000 for 2009.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company  (PAC). PAC is owned by Ken McCleave, Chairman of AFBG. No occupancy cost has been charged to AFBG by PAC as of March 31, 2009. There is no assurance that this favorable treatment will continue in the future if AFBG begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals.  Only one of the four employees is covered by an employment agreement, see Note 5.  The amounts due are fixed without any interest or other escalating cost and the Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current.

NOTE 8 - NOTES PAYABLE

Notes payable at March 31, 2009 consist of the following:

Note payable, individual, past maturity, 8.75% interest; unsecured	$101,500
Note payable, individual, past maturity, 14.00% interest; unsecured	$30,000
Note payable, individual, past maturity, 14.00% interest; unsecured	$10,000
Note payable, individual, past maturity, 14.00% interest; unsecured	$10,000
Note payable, individual, past maturity, 10.50% interest; unsecured	$100,000
Note payable, individual, past maturity, 10.50% interest; unsecured	$18,000
Note payable, individual, past maturity, no interest; unsecured	$15,000
Note payable, individual, past maturity, 10.00% interest; unsecured	$1,535

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes to Consolidated Condensed Financial Statements

As of March 31, 2009 and for the

Three Month Periods Ended March 31, 2009 and 2008

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of AFBG) for cash advances made to AFBG.

Due to PAC	$221,148
Due to Nimble Boat Works	$2,094
Due to Dan Hefner	$950

Company loans payable to PAC in the amount of $214,670, included above, bear 10.00% interest.  These loans were primarily associated with the acquisition of Amour Fiber Core.

In June 2005, by unanimous approval of the Board of Directors, these were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June 2005.  Additional interest expense has been accrued monthly during the three months ended March 31, 2009.

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

General Overview

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic (FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the Company’s founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company’s common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida). Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFBG). The Company established that the future operations of the two merged companies would represent two divisions of AFBG. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

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

Results of Operations

Revenues

The Company had no revenue for the three months ended March 31, 2009. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2009 and 2010. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended March 31, 2009 of $21,410, compared to interest expense of $31,071 for the three months ended March 31, 2008. Interest was charged based on the stated interest rates set forth in the notes.  Reduced interest expense of $9,661 is due to notes payable plus accrued interest being converted to stock in 2008 at $0.05 per share according to note holder agreements.  The Company has also negotiated with note holders and assigns to have interest after 3-31-08 forgiven on four additional notes.

Marketing, general and administrative expenses for the three months ended March 31, 2009 were $23,304 compared to $34,523 for the three months ended March 31, 2008.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2009 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2009 and 2010 in order to maintain and expand our opportunity.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2009, the Company has had a net loss of $41,485 and cash used by operations of $25, and negative working capital of $331,882 at March 31, 2009. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2009.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2009, the Company did not submit any matters to a vote of its security holders.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2009.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit #	Description
2.1	Merger between Hydro Press and Amour, dated 3/12/93*
2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products, dated 5/24/2004*
2.3	Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada], dated 5/25/2004*
3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*
3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
3.6	Bylaws*
10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
10.2	Exclusive license agreement with the Amour Family Trust *
31.1	Certification of the Chief Financial Officer
31.2	Certification of the Principal Executive Officer
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: May 19, 2009	American Fiber Green Products, Inc.

	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL A. FREID
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer

18