Form 10-Q
period 2009-06-30
American Fiber Green Products, Inc.
filed 2009-08-14
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months   (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and

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

TABLE OF CONTENTS

AMERICAN FIBER GREEN PRODUCTS, INC.

FORM 10-Q – INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1.        Financial Statments

2

Consolidated Condensed Balance Sheets for the Years Ended June 30, 2009
and December 31, 2008

2

Consolidated Condensed Statements of Operations for the Three Months Ended
June 30, 2009, 2008 and for the Six Months Ended June 30, 2009 and 2008

3

Consolidated Condensed Statements of Changes in Stockholders’ Deficit for the
Year Ended December 31, 2008 and the Six Months Ended June 30, 2009

4

Consolidated Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008

5

Notes to Consolidated Condensed Financial Statements as of June 30, 2009 and
for the Three and Six Month Periods Ended June 30, 2009 and 2008

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Plan of Operation

10

Item 3.

Quantitative and Qualitative Disclosures About Market

13

Item 4(T).

Controls and Procedures

13

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Item 5.

Other Information

14

Item 6.

Exhibits and Reports on Form 8-K

15

Signatures

16

i

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

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$—	$25
Other receivables, net	42,464	35,926
Total current assets	42,464	35,951

Notes receivable, net	98,405	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $23,750 and $22,500	25,000	27,500

Total Assets	$165,869	$161,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$358,769	$350,308
Accrued expenses	7,450	4,450
Subscription payable	10,000	10,000
Total current liabilities	376,219	364,758

Notes payable to shareholders	298,035	298,035
Deferred wages	714,197	682,697
Accrued interest payable	617,475	579,723
Other payables, related parties	226,959	224,192

Total Liabilities	2,232,885	2,149,405

Stockholders’ Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 350,000,000 shares authorized; 11,385,735 (March 31, 2009) and (December 31, 2008) shares issued and outstanding	11,386	11,386
Additional paid in capital	2,423,383	2,423,383
Accumulated deficit	(4,501,785)	(4,422,318)

Total stockholder’s deficit	(2,067,016)	(1,987,549)

Total Liabilities and Stockholders’ Deficit	$165,869	$161,856

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Marketing, general and administrative expenses	$23,053	$39,923	$46,357	$74,445
Interest expense	18,237	29,602	39,647	60,673
Interest income	(3,308)	(3,041)	(6,537)	(7,006)

Total other income (expense)	(37,982)	(66,484)	(79,467)	(128,112)

Income (loss) before income taxes	(37,982)	(66,484)	(79,467)	(128,112)

Income taxes	—	—	—	—

Net income (loss)	$(37,982)	$(66,484)	$(79,467)	$(128,112)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,385,735	10,474,423	11,385,735	9,862,025

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2007	9,249,628	$9,250	$2,318,510	$(4,260,658)	$(1,932,898)

Issuance of common stock for payment of a note payable and accrued interest	2,120,188	2,120	104,889		107,009

Transfer agent share adjustment	15,919	16	(16)

Net loss				(161,660)	(161,660)

Balance, December 31, 2008	11,385,735	11,386	2,423,383	(4,422,318)	(1,987,549)

Net loss for the six months ended June 30, 2009 (unaudited)				(79,467)	(79,467)
Balance, June 30, 2009 (unaudited)	11,385,735	$11,386	$2,423,383	$(4,501,785)	$(2,067,016)

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2009	2008
Operating activities
Net loss	$(79,468)	$(128,112)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,500	2,500
Increase (decrease) in:
Prepaid expenses	—	—
Interest receivable, related parties	(6,537)	(6,871)
Accounts payable and accrued expenses	11,461	33,629
Deferred compensation	31,500	37,150

Net cash used by operating activities	(40,544)	(61,704)

Investing activities
Other LT assets & liabilities	37,752	11,761

Net cash used by investing activities	37,752	11,761

Financing activities
Issuance of common stock	---	73,221
Proceeds from issuance of notes payable	2767	2,650
Payments from issuance of notes payable	---	(26,000

Net cash provided by financing activities	2,767	49,871

Net decrease in cash	(25)	(72)
Cash at beginning of year	25	72

Cash at end of period	$—	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes To Consolidated Condensed Financial Statements

As of June 30, 2009 and for the Three and Six Month Periods Ended June 30, 2009 and 2008

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

As of June 30, 2009 and for the Three and Six Month Periods Ended June 30, 2009 and 2008

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

NOTE 3 – FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2009 and 2008, (b) the financial position at June 30, 2009 and December 31, 2008, and (c) cash flows for the six month periods ended June 30, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of those to be expected for the entire year.

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

As of June 30, 2009 and for the Three and Six Month Periods Ended June 30, 2009 and 2008

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Ken McCleave, Chairman of AFBG. No occupancy cost has been charged to AFBG by PAC as of June 30, 2009. There is no assurance that this favorable treatment will continue in the future if AFBG begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals. Only one of the four employees is covered by an employment agreement; see Note 5. The amounts due are fixed without any interest or other escalating cost and the Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current.

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2009 consist of the following:

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

Interest on the first four notes above (aggregate total note amount of $151,500) has been forgiven as of March 31, 2008 from note holders and assigns and no longer accrue interest as of that date.

AMERICAN FIBER GREEN PRODUCTS, INC.

Notes To Consolidated Condensed Financial Statements

As of June 30, 2009 and for the Three and Six Month Periods Ended June 30, 2009 and 2008

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company – a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of AFBG) for cash advances made to AFBG.

Due to PAC	$223,915
Due to Nimble Boat Works	$2,094
Due to Dan Hefner	$950

Company loans payable to PAC in the amount of $214,670, included above, bear 10.00% interest. These loans were primarily associated with the acquisition of Amour Fiber Core.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 14, 2009, the issuance date of the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Results of Operations

Revenues

The Company had no revenue for the three and six months ended June 30, 2009. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company’s business model and opportunity. The Company plans to build a pilot plant during the years ended December 31, 2009 and 2010. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

Marketing, general and administrative expenses – During the three months ended June 30, 2009 and 2008, marketing, general and administrative expenses totaled $23,053 and $39,923, respectively. The decrease of $16,870 to an overall decrease in spending as the Company continues to work towards raising additional capital to begin production.

Interest Expense - During the three months ended June 30, 2009 and 2008 interest expense totaled $18,237 and $29,602, respectively. The decrease of $11,365 was due to several notes being converted to common stock during the previous year. The Company has also negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on four additional notes.

The net loss for the three months ended June 30, 2009 and 2008 was $37,982 and $66,484, respectively. The decrease of $28,502 was mainly attributable to the decrease in operating expenses and interest expense.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

Marketing, general and administrative expenses – During the six months ended June 30, 2009 and 2008, marketing, general and administrative expenses totaled $46,357 and $74,445, respectively. The decrease of $28,088 to an overall decrease in spending as the Company continues to work towards raising additional capital to begin production.

Interest Expense - During the six months ended June 30, 2009 and 2008 interest expense totaled $39,647 and $60,673, respectively. The decrease of $21,026 was due to several notes being converted to common stock during the previous year. The Company has also negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on four additional notes.

The net loss for the six months ended June 30, 2009 and 2008 was $79,467 and $128,112, respectively. Thederease of $48,645 was mainly attributable to the decrease in operating expenses and interest expense.

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

The Board of Directors has identified a potential acquisition for the Company. The acquisition would occur in the third quarter of 2009. The acquisition would provide an additional product line and is a well established fiberglass manufacturing company with outstanding branding. The acquisition would be from a Company affiliate.The acquisition would be made with a combination of cash, stock, and debt forgiveness. Asset valuations are underway and negotiations continue.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2009, the Company has had a net loss of $37,982 and cash used by operations of $40,544, and negative working capital of $333,755 at June 30, 2009. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4(T).

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period coverted by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended June 30, 2009, the Company did not submit any matters to a vote of its security holders.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2009.

The Board of Directors has identified a potential acquisition for the Company. The acquisition would occur in the third quarter of 2009. The acquisition would provide an additional product line and is a well established fiberglass manufacturing company with outstanding branding. The acquisition would be from a Company affiliate. The acquisition would be made with a combination of cash, stock, and debt forgiveness. Asset valuations are underway and negotiations continue.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Date: August 14, 2009	American Fiber Green Products, Inc.

	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner,
President and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL A. FREID
Michael A. Freid,
Chief Financial Officer and Principal Accounting Officer

16