Form 10-Q
period 2009-09-30
American Fiber Green Products, Inc.
filed 2009-11-16
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2009

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29711

                                 --------------
                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     (Exact name of issuer in its charter)
                                 --------------

        NEVADA                                          91-1705387
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


    4209 RALEIGH STREET, TAMPA, FL                                      33619
(Address of Principal Executive Offices)                              (Zip Code)

                                 (813) 247-2770
                          (Issuer's telephone number)


     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

                   Securities registered pursuant to Section 12(g) of the Act:

        $.001 par value preferred stock  Over the Counter Bulletin Board

        $.001 par value common stock     Over the Counter Bulletin Board


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                   Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                       Accelerated filer [_]

Non-accelerated filer [_]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]


There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of November 13, 2009.


--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                               FORM 10-Q - INDEX

                                                                            PAGE
                                         PART I FINANCIAL INFORMATION


Item 1.    Financial Statements                                                2

Consolidated Condensed Balance Sheets as of September 30, 2009
and December 31, 2008                                                          2

Consolidated  Condensed  Statements  of Operations for the Three and Nine
Months Ended September 30, 2009 and 2008                                       3

Consolidated  Condensed  Statements  of Changes in Stockholders' Deficit
for the Year Ended December 31, 2008 and the Nine Months Ended
September 30, 2009                                                             4

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008                                                    5

Notes to Consolidated Condensed Financial Statements as of June 30, 2009 and
for the Three and Nine Month Periods Ended September 30, 2009 and 2008         6

Item 2.
       Management's Discussion and Analysis of Financial Condition and
       Plan of Operation                                                      10
Item 3.
       Quantitative and Qualitative Disclosures About Market                  13

Item 4(T).
       Controls and Procedures                                                13

                           PART II OTHER INFORMATION

Item 1.
            Legal Proceedings                                                 14

Item 2.
            Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.
            Defaults Upon Senior Securities                                   14

Item 4.
            Submission of Matters to a Vote of Security Holders               14

Item 5.
            Other Information                                                 14

Item 6.
            Exhibits and Reports on Form 8-K                                  15

Signatures                                                                    16

                         PART I--FINANCIAL INFORMATION

                      AMERICAN FIBER GREEN PRODUCTS, INC.

Statements in this Form 10Q Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.
        FINANCIAL STATEMENTS

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2009            2008
                                                                                 ------------     ------------
                                                                                 (unaudited)
ASSETS
Current Assets:
Cash                                                                             $        20      $        25
Other receivables, net                                                                46,964           35,926
                                                                                 ---------------  --------------
Total current assets                                                                  46,984           35,951

Notes receivable, net                                                                 98,405           98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $23,750

and $22,500                                                                           23,750           27,500
                                                                                 ------------     ------------

Total Assets                                                                     $   169,139      $   161,856
                                                                                 ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                 $   372,751      $   350,308
Accrued expenses                                                                       7,450            4,450
Subscription payable                                                                  10,000           10,000
                                                                                 ---------------  --------------
Total current liabilities                                                            390,201          364,758

Notes payable                                                                        298,035          298,035
Deferred wages                                                                       729,947          682,697
Accrued interest payable                                                             636,978          579,723
Other payables, related parties                                                      227,710          224,192
                                                                                 ---------------  --------------

Total Liabilities                                                                  2,282,871        2,149,405
                                                                                 ---------------  --------------

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares
issued or outstanding                                                                      --               --
Common stock, $.001 par value; 350,000,000 shares authorized; 11,385,735
(March 31, 2009) and (December 31, 2008) shares issued and outstanding                11,386           11,386
Additional paid in capital                                                         2,423,383        2,423,383
                                                                                   4,548,501
Accumulated deficit                                                               (          )     (4,422,318 )
                                                                                 ---------------  --------------

Total stockholder's deficit                                                       (2,113,732 )     (1,987,549 )
                                                                                 ------------     --------------

Total Liabilities and Stockholders' Deficit                                      $   169,139      $   161,856
                                                                                 ===============  ==============



          The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                            -------------------------------    -------------------------------
                                                2009             2008              2009              2008

                                            -------------    --------------    -------------      ------------
Marketing, general and administrative       $     24,806     $      39,923     $     71,164       $    74,445
expenses

Interest expense                                  26,409            29,602           66,056            60,673

Interest income                                   (4,500 )          (3,041 )        (11,037 )          (7,006 )
                                            ---------------  ----------------  ---------------    --------------



TOTAL OTHER INCOME (EXPENSE)                     (46,715 )         (66,484 )       (126,183 )        (128,112 )
                                            ---------------  ----------------  ---------------    --------------



INCOME (LOSS) BEFORE INCOME TAXES                (46,715 )         (66,484 )       (126,186 )        (128,112 )
                                            ---------------  ----------------  ---------------    --------------



Income taxes                                           --                 --               --                --
                                            ---------------  ----------------  ---------------    --------------


NET INCOME (LOSS)                           $    (46,715 )   $     (66,484 )   $   (126,183 )     $  (128,112 )
                                            ===============  ================  ===============    ==============


Basic and diluted income (loss) per
share                                       $      (0.00 )   $       (0.01 )   $      (0.01 )     $     (0.01 )
                                            ===============  ================  ===============    ==============


Basic and diluted weighted average
number of common shares outstanding           11,385,735        10,474,423       11,385,735         9,862,025
                                            =============    ==============    =============       ============








          The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2009



                                    COMMON         COMMON       ADDITIONAL
                                    STOCK           STOCK         PAID IN        ACCUMULATED
                                    SHARES         AMOUNT         CAPITAL          DEFICIT           TOTAL
                                 -------------     --------     ------------     ------------     ------------

Balance, December 31, 2007          9,249,628      $ 9,250      $ 2,318,510      $(4,260,658 )    $(1,932,898 )

Issuance of common stock for
payment of a note payable and
accrued interest                    2,120,188        2,120          104,889                           107,009

Transfer agent share
adjustment                             15,919           16              (16 )

Net loss                                                                            (161,660 )       (161,660 )
                                 ===============   ==========   ==============   ==============   ==============

Balance, December 31, 2008         11,385,735       11,386        2,423,383       (4,422,318 )     (1,987,549 )



Net loss for the nine months
ended September 30, 2009
(unaudited)                                                                         (126,183 )       (126,183 )
                                 ---------------   ----------   --------------   --------------   --------------
Balance, September 30, 2009        11,385,735      $11,386      $ 2,423,383      $(4,548,501 )    $(2,113,732 )
(unaudited)
                                 ===============   ==========   ==============   ==============   ==============




          The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                                      2009            2008
                                                                               --------------- ---------------
 OPERATING ACTIVITIES
 Net loss                                                                          $ (126,183)      $ (190,834)
 Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation                                                                            3,750            3,750
 Increase (decrease) in:
 Prepaid expenses                                                                           --               --
 Interest receivable, related parties                                                  (11,037)         (8,431)
 Accounts payable and accrued expenses                                                  25,443           48,569
 Deferred compensation                                                                  47,250           55,725

                                                                               ---------------  ---------------

 Net cash used by operating activities                                                (60,777)         (91,221)
                                                                               ---------------  ---------------
 INVESTING ACTIVITIES

 Other long term assets & liabilities                                                   57,255           17,501
                                                                               ---------------  ---------------
 Net cash used by investing activities                                                  57,255           17,501
                                                                               ---------------  ---------------
 FINANCING ACTIVITIES
 Issuance of common stock                                                                  ---          107,010
 Proceeds from issuance of notes payable                                                 3,517            2,650
 Payments from issuance of notes payable                                                   ---         (36,000)
                                                                               ---------------  ---------------
 Net cash provided by financing activities                                               3,517           73,660
                                                                               ---------------  ---------------
 NET DECREASE IN CASH                                                                     (5 )            (60 )
 CASH AT BEGINNING OF YEAR                                                                  25               72
                                                                               ---------------  ---------------
 CASH AT END OF PERIOD                                                                    $ 20             $ 12
                                                                               ---------------  ---------------








          The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    AS OF SEPTEMBER 30, 2009 AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2009 AND 2008

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

Within months of these actions, William Amour, founder and driving force behind the business was diagnosed with cancer and died in 1999. Attempts by the board to continue the operation of Amour Fiber Core, Inc. resulted in substantially more debt and ultimately the cessation of operations. The value of the company was in the exclusive rights to the proprietary technology, as well as the resources developed to source raw material and vendors and the ability to create viable products from waste material. There were 884 shareholders of record at the time of William Amour's passing and they remained committed to the success of the Company. The Company ceased operations in January 2000, however, management continued to search for investors to be able to restart production.

On  September  15,  2001,  after  several months of discussion and negotiations,
Kenneth McCleave incorporated American Leisure Products, Inc. a Florida corporation, of which he was the sole shareholder of the 100,000 issued and outstanding shares for the purpose of merger with Amour Fiber Core, Inc. The terms and conditions of said merger included Mr. McCleave's assistance in resolution of a number of problems restricting Amour. Litigation with the landlord and disgruntled note holders threatened the collapse of the Company unless amicable resolution was achieved. The terms of the merger were established and the concerns were resolved over the subsequent 24 months.

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

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    AS OF SEPTEMBER 30, 2009 AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2009 AND 2008

NOTE 2 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company has not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company will begin construction of a plant upon funding and expects to complete the project and to begin production within the next 18 months. Although the cost of construction has not been quantified, the Company estimates the cost to be approximately $250,000 per plant unit. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2009 and 2008, (b) the financial position at September 30, 2009 and December 31, 2008, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)        $    6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)          52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)          20,253
Note receivable, related party, 8% interest, due April 20, 2008 (past maturity)           14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008 (past maturity)          5,000

                                                                                      -----------
                                                                                      $   98,405
                                                                                      ===========

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    AS OF SEPTEMBER 30, 2009 AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2009 AND 2008

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

The Company entered into an agreement with three individuals to join the Company's board of directors. Directors will be reimbursed for actual expenses incurred while performing their duties. Under the terms of the agreement the individuals will receive no other compensation, although this may change in the future.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Ken McCleave, Chairman of AFBG. No occupancy cost has been charged to AFBG by PAC as of September 30, 2009. There is no assurance that this favorable treatment will continue in the future if AFBG begins to facilitate operations at that site.

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

NOTE 8 - NOTES PAYABLE

Notes payable at September 30, 2009 consist of the following:

Note payable, individual, past maturity, 8.75% interest; unsecured                    $ 101,500
Note payable, individual, past maturity, 14.00% interest; unsecured                   $  30,000
Note payable, individual, past maturity, 14.00% interest; unsecured                   $  10,000
Note payable, individual, past maturity, 14.00% interest; unsecured                   $  10,000
Note payable, individual, past maturity, 10.50% interest; unsecured                   $ 100,000
Note payable, individual, past maturity, 10.50% interest; unsecured                   $  18,000
Note payable, individual, past maturity, no interest; unsecured                       $  15,000
Note payable, individual, past maturity, 10.00% interest; unsecured                   $   1,535

Interest on the first four notes above (aggregate total note amount of $151,500) has been forgiven as of March 31, 2008 from note holders and assigns and no longer accrue interest as of that date.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    AS OF SEPTEMBER 30, 2009 AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2009 AND 2008

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of
AFBG) for cash advances made to AFBG.

Due to PAC                                                                            $  225,185
Due to Nimble Boat Works                                                              $    1,574
Due to Dan Hefner                                                                     $      950

Company loans payable to PAC in the amount of $214,670, included above, bear 10.00% interest. These loans were primarily associated with the acquisition of Amour Fiber Core.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

   In October 2009, the Financial Accounting Standards Board (FASB) issued, "Multiple Deliverable Revenue Arrangements", which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

   On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission
   (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

   In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the financial statements.

   In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. These changes become effective on April 1, 2010. Management does not believe that these changes will have a material impact on the financial statements.

   On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as "subsequent events." Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated for subsequent events through November 13, 2009, the issuance date of the Company's financial statements.

ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH
ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in "Risk Factors," "Business" and "Forward-Looking Statements."

GENERAL OVERVIEW

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic
(FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the Company's founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company's common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida). Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc.
(AFBG). The Company established that the future operations of the two merged companies would represent two divisions of AFBG. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

Amour Fiber Core

We plan to generate revenues from several areas; a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core's primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant to be constructed in Florida and will produce general planking or boards for marine decking and seawalls. Marketing the planking will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

We intend to offer contracts for licensing of our patented technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company's public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays.

American Leisure Products

American Leisure Products (ALP) will produce FRP parts within the fiberglass industry. In addition, the Company will produce parts from the company owned molds for the after market hot rod industry and the marine industry. ALP will produce and sell vintage car bodies, boats, and other fiberglass components in the leisure products line. The leisure market has been defined in recent years as one of the fastest growing market segments because of 'baby boomers' who have reached a point of financial affluence and increasing leisure time. Their desire to enjoy the 'fruits of their labor' has created a massive market that our products will feed. The Company currently owns molds for several products, but will also be acquiring additional molds and tooling as funding is achieved through debt or equity or the combination.

RESULTS OF OPERATIONS

Revenues

The Company had no revenue for the three and nine months ended September 30, 2009. The Company has suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant during the years ended December 31, 2009 and 2010. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008:

Marketing, general and administrative expenses - During the three months ended September 30, 2009 and 2008, marketing, general and administrative expenses totaled $24,806 and $35,633, respectively. The decrease of $10,827 is primarily due to an overall decrease in outside services spending as the Company continues to work towards raising additional capital to begin production.

Interest Expense - During the three months ended September 30, 2009 and 2008 interest expense totaled $26,409 and $30,189, respectively. The decrease of $3,780 was due to the success of converting several notes to common stock during the previous year. The Company has also negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on four additional notes.

The net loss for the three months ended September 30, 2009 and 2008 was $46,715 and $62,721, respectively. The decrease of $16,006 was mainly attributable to the above described decreases in operating expenses and interest expense.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008:

Marketing, general and administrative expenses - During the nine months ended September 30, 2009 and 2008, marketing, general and administrative expenses totaled $71,164 and $110,078, respectively. The decrease of $38,914 is due primarily to an overall decrease in outside service spending as the Company continues to work towards raising additional capital to begin production.

Interest Expense - During the nine months ended September 30, 2009 and 2008 interest expense totaled $66,056 and $90,862, respectively. The decrease of $24,806 was due to several notes being converted to common stock during the previous year. The Company has also negotiated with note holders and assigns on four additional notes to have interest after March 31, 2008 forgiven.

The net loss for the nine months ended September 30, 2009 and 2008 was $126,183 and $190,834, respectively. The decrease of $64,651 was mainly attributable to the above described decreases in operating expenses and interest expense.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that we are positioned for significant growth, and besides the operational business strategies discussed above, we intend to continue implementing the following plans in 2009 and 2010 in order to maintain and expand our opportunity.

We plan to staff our facility in Tampa, Florida, with customer service representatives and logistical support personnel to build our Pilot Plant and complete our tooling requirements. This facility is currently limited in staff. The Tampa plant will serve as the selling platform for the sub-licensing of Amour Fiber Core's patented technology. Additionally, we will utilize this facility to directly distribute American Leisure's products to the market.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

The Board of Directors has identified a potential acquisition for the Company. The acquisition is planned to occur in the fourth quarter of 2009. The acquisition would provide an additional product line and is a well established fiberglass manufacturing company with outstanding branding. The acquisition would be from a Company affiliate. The acquisition would be made with a combination of cash, stock, and debt forgiveness. Asset valuations are underway and negotiations continue.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2009, the Company has had a net loss of $46,715 and cash used by operations of $60,777, and negative working capital of $343,217 at September 30, 2009. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

As a result of the Company's limited operating history, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase.

Sales and operating results generally depend on the volume of, timing of and ability to fulfill the number of orders received and the ability to obtain raw materials at a reasonable price. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted; (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry, we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow its infrastructure; (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $.001, none have been issued.

Capital Expenditures

We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2009-2010, we expect to have total capital expenditures of $525,000.00 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

ITEM 3.
        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4(T).
        CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the three months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2009, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended September 30, 2009, the Company did not submit any matters to a vote of its security holders.

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2009.

The Board of Directors has identified a potential acquisition for the Company. The acquisition is planned to occur in the fourth quarter of 2009. The acquisition would provide an additional product line and is a well established fiberglass manufacturing company with outstanding branding. The acquisition would be from a Company affiliate. The acquisition would be made with a combination of cash, stock, and debt forgiveness. Asset valuations are underway and negotiations continue.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT #    DESCRIPTION
---------    ---------------------------------------------------------------------------------------------------
   2.1       Merger between Hydro Press and Amour, dated 3/12/93*
   2.2       Agreement and Plan of Merger between Amour Fiber Core [Nevada] and American Leisure Products,
             dated May 24, 2004*
   2.3       Agreement and Plan of Merger between Amour Fiber Core [Washington] and Amour Fiber Core [Nevada],
             dated May 25, 2004*
   3.1       Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated December 22, 1995*
   3.2       Article of Amendment for 3 to 1 forward split dated June 9, 1998*
   3.3       Articles of Incorporation of American Leisure Products, Inc., dated September 2, 2001*
   3.4       Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated September 15, 2001*
   3.5       Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
   3.6       Bylaws*
  10         Employment Agreement with Kenneth W. McCleave, dated October 1, 2001*
  10.2       Exclusive license agreement with the Amour Family Trust *
  31.1       Certification of the Chief Financial Officer
  31.2       Certification of the Principal Executive Officer
  32         Certification  pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
*
These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:





 Date: November 13, 2009                  AMERICAN FIBER GREEN PRODUCTS, INC.

                                          By:  /s/ DANIEL L. HEFNER
                                               ---------------------------------
                                               Daniel L. Hefner,
                                               President and Director
                                               (Principal Executive Officer)

                                          By:  /s/ MICHAEL A. FREID
                                               ---------------------------------
                                               Michael A. Freid,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                                                    EXHIBIT 31.1

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

                                 CERTIFICATION

I, Daniel Hefner, certify that:


1. I have reviewed this quarterly report on Form 10-Q of American Fiber Green Products, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 13, 2009             /s/ DANIEL HEFNER
                                    --------------------------------------------
                                    Daniel Hefner
                                    President and Director (Principal Executive
                                    Officer)

                                                                    EXHIBIT 31.2

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

                                 CERTIFICATION

I, Michael Freid, certify that:


1. I have reviewed this quarterly report on Form 10-Q of American Fiber Green Products, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 13, 2009             /s/ MICHAEL A. FREID
                                    --------------------------------------------
                                    Michael A. Freid
                                    Chief Financial Officer and Principal
                                    Accounting Officer

                                                                    EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of American Fiber Green Products (the "Corporation") on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Daniel Hefner, President and Director and Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                            _/s/DANIEL HEFNER_______________________________
                            Daniel Hefner
                            President and Director (Principal Executive Officer) November 13, 2009

                            _/s/MICHAEL A. FREID_______________________________
                            Michael A. Freid
                            Chief Financial Officer and Principal Accounting Officer
                            November 13, 2009