Form 10-K
period 2009-12-31
American Fiber Green Products, Inc.
filed 2010-04-01
CIK 1009925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 --------------
                                   FORM 10-K
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ---------, 20 , TO ---------, 20.

                             COMMISSION FILE NUMBER
                                   000-28978
                                 --------------
                      AMERICAN FIBER GREEN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                 --------------

            NEVADA                                              91-1705387
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                      4209 RALEIGH STREET, TAMPA, FL 33619
                    (Address of Principal Executive Offices)

                                 (813) 247-2770
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:
                  PREFERRED STOCK, PAR VALUE $0.001 PER SHARE
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Acts. [_] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [_] YES [X] NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days. [_] YES
[X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]     Accelerated filer [_]
Non-accelerated filer [_]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [_] YES [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,556,791 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of March 12, 2010.


--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                      -----------------------------------
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2009

TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.   Description of Business                                            1

Item 1A.  Risks Particular to the Company's Business                         9

Item 2.   Description of Property                                            9

Item 3.   Legal Proceedings                                                  9

Item 4.   Submission Of Matters to A Vote of Security Holders                9

                                    PART II

Item  5.  Market  For  Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchase of Equity Securities             10

Item 6.   Selected Financial Data                                            10

Item  7.  Management's Discussion and Analysis of Financial Condition
                and Results Of Operation                                     11

Item 8.   Financial Statements and Supplementary Data                        17

Item  9.  Changes In and Disagreements With Accountants on Accounting
                and Financial Dislcosure                                     29

Item 9T.  Controls and Procedures                                            29

Item 9B.  Other Information                                                  30

                                    PART III

Item 10.  Directors and Executive Officers and Corporate Governance          31

Item 11.  Executive Compensation                                             32

Item 12.  Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                              33

Item 13.  Certain Relationships and Related Party Transactions, and
                Director Independence                                        34

Item 14.  Principal Accountants Fees and Services                            34

                                    PART IV

Item 15.  Exhibits                                                           34

Signatures                                                                   35

--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

On September 15, 2001, after several months of discussion and negotiations with Barb Amour and Gerald Rau, directors of Amour Fiber Core, Inc., Kenneth McCleave (unaffiliated with the registrant prior to the merger) incorporated American Leisure Products, Inc. (ALP) a Florida corporation, of which Kenneth McCleave was the sole shareholder of the 100,000 issued and outstanding shares for the purpose of merger with Amour Fiber Core, Inc. (AFC) The terms and conditions of said merger included Mr. McCleave's assistance in resolution of a number of problems restricting Amour. Litigation with the landlord and disgruntled note holders threatened the collapse of the company unless amicable resolution was achieved. The terms of the merger were established and the concerns were resolved over the subsequent 24 months.

In May of 2004, following appropriate shareholder consent and board action, Amour Fiber Core, Inc. (Washington) merged with a newly formed Nevada corporation of the same name and with the same issued and outstanding shares (11,027,988). Amour Fiber Core, Inc. (Nevada) has authorized 350,000,000 common and 5,000,000 preferred shares.



                                       1
--------------------------------------------------------------------------------

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

Amour Fiber Core, Inc

AFC's primary purpose is performing reclamation manufacturing of commercial fiberglass products from molded fiberglass waste and outdated resin waste. The Company has advanced reclamation techniques combined with a proprietary process to reclaim fiberglass waste products, obsolete fiberglass molded products and outdated or excess fiberglass resins. These waste products are key ingredients in the production of the Amour fiberglass products. Management believes that its ability to transform fiberglass waste into viable commercial products will cause diversion of thousands of tons of refuse from landfills and transform the waste into recycled products with commercial applications. The Company has exclusive rights to two patents for its technologies. Three immediate sources of income are expected; tipping fees, sale of sub-licensing agreements and marketing of finished goods.

American Leisure Products, Inc.

The Company's second operating subsidiary is American Leisure Products, Inc. ("ALP"), which was incorporated in Florida on September 15, 2001, in order to merge with Amour Fiber Core, Inc. Following the merger on May 24, 2004, ALP began to focus on producing a variety of fiberglass products that provide recreational enjoyment, such as the "Hot Rod" car industry and the "Marine Industry". Various molds, tooling and equipment were located or built to facilitate this plan of operation. ALP plans to grow through acquisition and strategic partnerships for production of fiberglass cars and boats. Our fiberglass production facilities will also provide future revenue through the production of fiberglass vintage car replicas, boats and other leisure products from current molds and tooling and future acquired molds. See Plan of Operation under Part 2, Item 7.

























                                       2
--------------------------------------------------------------------------------

                          CHRONOLOGY OF EVENTS
                          --------------------


                         Amour Hydro Press Inc.
                              Washington
                              March 1993


Amour Hydro Press, Inc.         Merger              Amour Fiber Core, Inc.
                               May 1996                    Washington


                         Amour Fiber Core, Inc.
                               Washington


Amour Fiber Core, Inc.          Merger              Amour Fiber Core, Inc.
                               May 2004                      Nevada


                         Amour Fiber Core, Inc.
                                 Nevada


Amour Fiber Core, Inc.           Merger          American Leisure Products, Inc.
      Nevada

                         Amour Fiber Core, Inc.
                                 Nevada


                               Name Change
                   American Fiber Green Products, Inc.
                                May 2004


                        Wholly Owned Subsidiaries

            Amour Fiber Core, Inc.       American Leisure Products, Inc.
                   Florida                          Florida

--------------------------------------------------------------------------------

COMPANY AND BUSINESS OVERVIEW

The Company's executive management team is:

        Kenneth W. McCleave      Chairman of the Board
        Daniel L. Hefner         President, Chief Executive Officer and Director
        Michael A. Freid         Chief Financial Officer


Our business plan is to engage in both fiberglass reclamation manufacturing and production of fiberglass leisure products from virgin material.

We have developed, tested and placed into limited commercial production a new technology for fiberglass reclamation manufacturing. We have adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages, many different products have been prototyped and tested. Our initial plan is to produce general planks or boards for marine decking and seawalls. From the planking, we will continue to "brand" our name through park benches and picnic tables, as well as a variety of additional products.

The Company may offer contracts for sub-licensing of our patented technology. The Company believes that licensing our technology to businesses in both foreign and domestic markets could be an effective method of maximizing the return on our investment in the research and development of our fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements could increase our public visibility and general awareness of our technology. The licensee would be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products is significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. Management believes that establishing licensees in various foreign countries could be an effective means of introducing our technology into new markets without major capital outlays.

The sub-licensing agreements would be for a ten year period with two five year renewal extensions possible. The one-time fee for the sub-licensing will be variable from a low of $1,000,000 up to $20,000,000 depending upon coverage area. Construction of the processing plant will also be an income stream with the Company providing prefabricated equipment and erection to the sub-licensee. The revenue is variable by components, configuration and distance. Royalties will be required from sub-licensees based upon the products and volume on a sliding scale. Finally, Company owned facilities will produce products to be sold commercially.

Additionally, the Company plans to generate revenues by making waste generators aware of our proprietary process for the recycling of fiberglass. The Amour division will offer an alternative to "filling the landfills" by offering its process through Sub-License Agreements worldwide. Currently, most of the world's fiberglass is not being recycled and is discarded into landfills. Waste generators will be solicited to pay tipping fees that currently go to the landfills for disposal of the waste, to Amour Fiber Core, Inc. By becoming a client of American Fiber Green Products, Inc. the waste generator will now become part of a genuine recycling operation, achieving coveted 'green status'. Amour will receive 'inventory' at a profit or for minimal cost. To date, we have not entered into any sub-licensing agreements and the terms and fees that are outlined above have not yet been accepted by anyone and are subject to negotiations.

See the discussion of the Company's plan of operations under Part 2, Item 7.

The  Company's  corporate  offices  and  manufacturing  facilities are presently
located   at   4209  Raleigh  Street,  Tampa,  Florida  33619.  Our  website  is
www.americanfibergreenproducts.com.

In Western States, where the Company's facilities were originally located, the typical cost to a manufacturer to dispose of fiberglass waste in an approved landfill varies from $25 - $140 per ton, plus shipping costs. The disposal fee for resin waste in an approved landfill is typically $250 - $350 per 55 gallon drum, plus shipping costs. These costs appear to be representative of the disposal costs of these types of waste throughout the United States. The goal of the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and molded fiberglass waste which are shipped to landfills. The Company will accept resins and fiberglass

                                       4
--------------------------------------------------------------------------------
waste materials from a variety of suppliers. Past suppliers have included the US Navy, The Boeing Company, various boat manufacturers and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources; however, should these sources prove to be inadequate, the Company can purchase new materials to supplement any deficiency.

The processing fees charged by the Company will range from $100 - $250 per 55 gallon drum for disposal of resins and an average processing fee of $120 per ton for molded fiberglass waste. The revenue from these items is driven by the geographical location of the manufacturing facility. As the Company expands production of the manufacturing plant, it is anticipated that the Company will receive additional processing fees from new manufacturers who will utilize the Company's recycling services.

GROWTH STRATEGY

Management believes that there are significant opportunities to increase revenues and market position in the recycling and manufacturing industries through the following:

        o Optimizing our marketing plan;
        o Maintaining our state-of-the-art technology position;
        o Managing our raw material inventory
        o Expanding our products so that new products may be offered ;
        o Increasing our sales volume ;
        o Expanding to regional offices
        o Maintaining a conservative balance sheet and disciplined capital spending program Management are presently evaluating plans for our offshore inquires for License agreements. Our future growth will be to support our Licensees by marketing these product lines:

                o Railroad ties
                o Parking stops
                o Dock Fendering Systems
                o Vessel Fendering Systems
                o Bridge Fendering Systems
                o Seawalls


Focusing on Developing Amour as a Brand Name
--------------------------------------------

Increasing Amour's reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management in 2010.

Regulatory Mandates
-------------------

The Company's business model takes into consideration regulatory mandates.

The Company maintains a website with the address www.americanfibergreenproducts.com The Company is not including the information
----------------------------------
contained on its website as part of, or incorporating it by reference into, this report on Form 10-K. The Company will make available, free of charge, through our website, all filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

The Company is an electronic filer with the SEC and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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


                                       5
--------------------------------------------------------------------------------

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

In compliance with the general intent of Federal and local environmental regulations as they apply to the disposal of outdated resins and fiberglass wastes, some suppliers of recyclable materials require approval or certification of the Company as one of their "authorized" recipients prior to utilization of the Company's services. In conjunction with these procedural requirements, the Company will seek certification that the Company's process is approved and the Company is authorized as a recipient of outdated resins and fiberglass wastes. The Company's products are required to meet material regulations by various federal, state, and local government agencies and the performance standards or requirements of its various customers. As an example, vehicle bumper stops are required to meet standards and guidelines established by the US Department of Transportation (DOT). Additionally, many customers request samples of products for testing prior to committing the Company's product to open purchase order procurement. The Company has actively supported potential customers in the testing and evaluation of each product and anticipates the continuation of this procedure as the Company expands its customer base and introduces new products.

How We Will Manage Our Operations
---------------------------------

We will electronically hand off to our in-house Customer Care Representatives to handle customer calls, sales, verifications, billing and shipping. Customer orders are processed by our Florida operations facility. The Florida facility is responsible for the following duties that further enhance the customer's experience: Both of our subsidiaries', marketing strategy is to satisfy our customer's needs. Our products meet with instant market approval through carefully crafted aesthetics, function, features and competitive pricing. We hold weekly meetings with all key members of the operational areas of the Company, including sales, compliance, billing, shipping and administration. Such operational weekly meetings result in a thorough discussion of weekly results and problems, with plans and goals for the week set at such meetings

Prospective customers view our material through our website with information of how to contact Amour Fiber Core or American Leisure Products. Once a customer contacts us, our customer care representatives will explain the benefits of our service, qualify the prospective customer, and answers any questions they may have. All of these factors help to solidify customer retention rates and expected long-term brand loyalty.

The   overall  marketing  plan  for  our  product  is  based  on  the  following fundamentals:

Amour Fiber Core

        o Verify the customers are qualified
        o Establish Licensee's for each specific product they will market
        o Identify a continuous supply of new opportunities, to fill the sales "funnel".
        o Ship the products directly
        o Maintain contact with the customer (to insure on-going education and regulatory compliance);
        o Establish a professional, distribution network
        o Develop a system to minimize delivery lead time.
        o Establish protocols to promote follow up sales or referrals from existing customers.
        o Obtain feedback from the customer base to continually improve the product or the sales channel.





                                       6
--------------------------------------------------------------------------------

American Leisure Products

The   overall  marketing  plan  for  our  product  is  based  on  the  following fundamentals:

        o Establish a professional, qualified and capable distribution dealer network.
        o Identify a continuous supply of new opportunities, to fill the sales "funnel".
        o Manage a system to minimize delivery lead time.
        o Manage the systems to promote follow up sales or referrals from existing customers.
        o Obtain feedback from the customer base to continually improve the product or the sales channel. Initially, all shipping will be direct to the consumer and produced in our Florida facility, with the Company receiving bulk shipments from its suppliers at the same location.


AMERICAN LEISURE PRODUCTS

GENERAL DEVELOPMENT OF BUSINESS

American Leisure Products is a company that will produce fiber reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees create a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for fiberglass recreational products to fill the demands of affluent 'baby boomers' with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry by means of its unique designs and product variety, as well as the experience and skill of its employees and management.

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

In addition to the outside work, ALP intends to produce "in house" products described below that the Company owns or controls. These products will focus on the recreational industry. Growth will be achieved by establishing dealers for the replica car bodies and FRP parts and by participating in rallies and gatherings of hobbyists for the various products. Support will be available through employee's who can assist with questions, printed material, and commitments by the Company and the dealer at national shows, all linked through the Company's web site. Advertisement in regional and national publications will increase brand recognition. Our research shows that the dealer network in the "hot markets" in the US could reach a potential of 200 plus dealers. The use of the Internet will allow communication with worldwide customers.

PRODUCTS

ANTIQUE REPLICARS

        o Nostalgic replica automobiles (commonly referred to as Hot Rods) are provided at completion levels from the hobbyist who wants to build his own car to the enthusiast that wants to buy a complete automobile ready to drive away. These cars are offered in a number of package configurations to serve every segment of the market:
        o Phase 1: These parts package includes all of the major body components. The customer will build the car from the ground up. This customer is normally a serious hobbyist with tools, equipment and the required skills.
        o Phase 2: These parts packages are provided with all of the components required less the engine and the interior. This includes the frame, suspension, brakes, body, steering, wheels, etc. This


                                       7
--------------------------------------------------------------------------------
                customer is the hobbyist who wants to build a car and has the space, some equipment, but wants all of the components
                (already fitted) and complete.
        o Phase 3: This level is for the enthusiast who does not have the place, time, equipment or skills to build an automobile.

Building the cars at various stages will reduce a major part of the dealer's time. The Company will support the dealers with cars (nick-named rollers). These "rollers" will be assembled, based on various stages of work with easy step-by-step processes to complete. By building the cars in these stages, it will allow the final car to be completed with a minimum of effort.

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

FUTURE GROWTH STRATEGY

We will expand the dealer network through direct marketing from the factory. Each dealer will have an area that will be negotiated based on commitments and the demographics that needs to be covered. The "Dealer Package" will be for a certain minimum requirement and a commitment for delivery of additional cars for the remaining year based on the geographic area of the dealer.

See the discussion of the Company's plan of operations under Part 2, Item 7.

ANTIQUE REPLICAR RENTAL

Our market research indicates that a business opportunity grows substantially, when we use our own manufactured vintage car products in a rental fleet network in vacation areas. Demand for a fresh, new, fun alternative form of transportation is an exciting prospect for consumers and investors alike.

        o Rental locations will be established throughout the country to satisfy the demand for exotic or premium rentals in locations such as Miami, FL, Daytona, FL, Las Vegas, NV, Los Angeles, CA, etc. The Company intends to use these centers to rent, service, and sell its products.
        o Parts and service. The parts required to assemble these vintage cars will be made available to our dealer network as well as retail consumers. Through the use of our web site, both dealers and consumers will be able to interface with the factory for their needs. The service category includes revenues from customers for the repair of damaged items or items that need to be installed.


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

                                       8
--------------------------------------------------------------------------------

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

Like other fiberglass products, the Company's products are typically sold at a price higher than similar wood products; however like other fiberglass products, the Company's products have strong resistance to moisture, dry rot and surface damage. The Amour products also present features of higher strength and durability. The Company believes these long term benefits off-set the higher price of the product. The Company's products are similar in cost to new and recycled plastic products. The advantages that the Company's products have over plastic products are higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

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

EMPLOYEES

As of December 31, 2008, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.
--------
RISKS PARTICULAR TO THE COMPANY'S BUSINESS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 2.
-------
DESCRIPTION OF PROPERTY

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



                                       9
--------------------------------------------------------------------------------

ITEM 3.
-------
LEGAL PROCEEDINGS

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

ITEM 4.
-------
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2009, the Company did not submit any matters to a vote of its security holders.

                                    PART II

ITEM 5.
-------
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB) under the symbol "AFBG". The table below sets forth the high and low bid prices for the Company's common stock for each calendar quarter as of the start of trade on May 22, 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.




                                                                                           BID PRICES
                                                                                  -----------------------------
                                                                                      LOW             HIGH

                                                                                  ------------    -------------
FISCAL 2008
-----------

First Quarter (January 1, 2008 through March 31, 2008)                                N/A             N/A

Second Quarter (April 1, 2008 through June 30, 2008)                                 $0.50           $1.01

Third Quarter (July 1, 2008 through September 30, 2008)                              $0.10           $0.95

Fourth Quarter (October 1, 2008 through December 31, 2008)                           $0.07           $0.26


FISCAL 2009
-----------

First Quarter (January 1, 2009 through March 31, 2009)                               $0.08           $1.10

Second Quarter (April 1, 2009 through June 30, 2009)                                 $0.60           $0.80

Third Quarter (July 1, 2009 through September 30, 2009)                              $0.20           $0.75

Fourth Quarter (October 1, 2009 through December 31, 2009)                           $0.26           $0.55



On March 12, 2010 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.62 and there were approximately 1099 shareholders of record of common stock and no holders of record of preferred stock.

Currently there are no outstanding warrants or options to purchase stock.

                                       10
--------------------------------------------------------------------------------

PENNY STOCK REGULATIONS:

The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

Dividends

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

During the year ended December 31, 2009, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 6.
-------
SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in "Risk Factors," "Business" and "Forward-Looking Statements."

The following management discussion should be read together with the AFGP's consolidated financial statements included in this registration statement See "Index to Financial Statements" at page F-1. Those consolidated financial

                                       11
--------------------------------------------------------------------------------
statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2010 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

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

American Leisure Products.

American Leisure Products (ALP) will produce FRP parts within the fiberglass industry. In addition the Company will produce parts from the company owned molds for the after market hot rod industry and the marine industry. ALP will produce and sell vintage car bodies, boats, and other fiberglass components in the leisure products line. The leisure market has been defined in recent years

                                       12
--------------------------------------------------------------------------------
as one of the fastest growing market segments because of 'baby boomers' who have reached a point of financial affluence and increasing leisure time. Their desire to enjoy the 'fruits of their labor' has created a massive market that our products will feed. The company currently owns molds for several products, but will also be acquiring additional molds and tooling as funding is achieved through debt or equity or the combination.

RESULTS OF OPERATIONS

Revenues.

The Company had $1,630 in revenue for the year ended December 31, 2009 and no revenue for the year ended December 31, 2008. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2010. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2009, of $88,412. Interest for the year ended December 31, 2008 was $87,507. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $88,870 and $87,411 respectively.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2009 the Company had a net operating loss carry forward of approximately $2,824,141. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2010 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2010 in order to maintain and expand our opportunity.

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

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada. LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2009 and 2008 the Company used cash from operating activities of $193,484 and $86,973, respectively. The increase in cash used is primarily due to payment of accounts payable obligations.

During the years ended December 31, 2009 and 2008 the Company provided cash from investing activities of $-0- and $-0- respectively.

During the years ended December 31, 2009 and 2008 the Company (used) provided cash from financing activities of $193,559 and $86,926, respectively. This

                                       13
--------------------------------------------------------------------------------
increase of cash provided by financing activities is primarily due to a loan received from PAC (Public Acquisition Company).

The aggregate value of outstanding loans as of December 31, 2009 is $630,244. This amount is comprised of notes payable of $293,035 and long-term payables of $344,209. Notes payable are due on demand, with accumulated interest on a compound basis at rates specified in each note. Long-term payables of $344,209 includes $341,685 due to PAC, a related party, of which $314,670 bears interest with terms similar to those of the notes payable. The remaining balance of long-term payables of $2,524 has no specified terms or conditions.

Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2009, working capital deficit was $232,141. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company had a net loss of $164,896, cash used by operations of $193,484, and negative working capital of $232,141. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to commence operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow its infrastructure; (v)

                                       14
--------------------------------------------------------------------------------
governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $.001, none has been issued.

Capital expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2010-2011, we expect to have total capital expenditures of $525,000.00 -- Amour Fiber Core $250,000 for the pilot plant and American Leisure Products $275,000.

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


                                       15
--------------------------------------------------------------------------------

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

Project development costs are expensed as incurred. The cost of equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company's fiberglass reclamation process and associated product development.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and No. 2009-14, Certain Revenue Arrangements that include Software Elements ("ASU 2009-14"). These standards update FASB ASC 605, Revenue Recognition ("ASC 605") and FASB ASC 985, Software ("ASC 985"). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010. Management does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

In  January  2010,  the FASB issued ASU No. 2010-06, Fair Value Measurements and
Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.



















                                       16
--------------------------------------------------------------------------------

ITEM 8.
-------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                       Consolidated Financial Statements

                 For The Years Ended December 31, 2009 and 2008
            Reports of Independent Registered Public Accounting Firm


                                    Contents


Reports of Independent Registered Public Accounting Firm

Financial Statements:

        Consolidated Condensed Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statement of Changes in Stockholders' Deficit Consolidated Condensed Statements of Cash Flows Notes to Audited Consolidated
                Financial Statements




















































17
--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: American Fiber Green Products, Inc.

I have audited the balance sheets of American Fiber Green Products, Inc. as of December 31, 2009 and the related statement of operation, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility was to express an opinion on these financial statements based on our audits. The financial statements of American Fiber Green Products, Inc., as of December 31, 2008, were audited by another auditor; whose report dated April 1, 2009 expressed an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. My opinion on the statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2008, insofar as it relates to amounts for the periods through December 31, 2008 is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company is without significant operating revenues and has suffered recurring losses from operations and has an accumulated deficit. As discussed in note 2, the current losses and the Company's working capital shortage indicated that there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Peter Messineo, CPA
Palm Harbor, Florida





















                                       18
--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                       2009           2008
                                                                                   ------------   -------------
ASSETS
Current assets:
Cash                                                                               $       100    $         25
Interest receivable, related parties                                                    48,313          35,926

                                                                                   -------------- ---------------
Total current assets                                                                    48,413          35,951

                                                                                   -------------- ---------------
Notes receivable, net                                                                   98,405          98,405
Furniture and equipment, net of accumulated depreciation of $27,500 (2009) and

$22,500 (2008)                                                                          22,500          27,500

                                                                                   -------------- ---------------
                                                                                   $   169,318         161,856
                                                                                   ============== ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                   $   265,624    $    350,308
Accrued expenses                                                                         4,932          4,450
Subscription payable                                                                    10,000          10,000
                                                                                   ------------   -------------
Total current liabilities                                                              280,556         364,758

Notes payable                                                                          293,035         298,035
Deferred wages                                                                         745,697         682,697
Accrued interest                                                                       658,265         579,723
Other payables - related parties                                                       344,209         224,192
                                                                                   -------------- ---------------
Total liabilities                                                                    2,321,762       2,149,405

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 350,000,000 shares authorized; 11,385,735 (2009)
and 11,385,735 (2008) shares issued and outstanding                                     11,386          11,386
Additional paid in capital                                                           2,423,383       2,423,383
Accumulated deficit                                                                 (4,587,213 )    (4,422,318 )
                                                                                   ------------   -------------
Total stockholders' deficit                                                         (2,152,444 )    (1,987,549 )

                                                                                   -------------- ---------------
                                                                                   $   169,318    $    161,856
                                                                                   ============== ===============

              The  accompanying  notes  are  an  integral  part of the financial statements.


















                                       19
--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                           DECEMBER 31,         DECEMBER 31,
                                                                               2009                 2008
                                                                          ----------------     ---------------



Other Expenses (Income):
Marketing, general and administrative expenses                            $        88,870      $       87,411
Interest expense                                                                   88,412              87,507
Interest income                                                                   (12,387 )           (13,258 )
                                                                          ------------------   -----------------

Net loss                                                                  $      (164,895 )    $     (161,660 )
                                                                          ==================   =================

Net loss per share                                                        $          (.01 )    $         (.02 )
                                                                          ==================   =================

Weighted average number of common shares                                       11,385,735          10,622,152



              The  accompanying  notes  are  an  integral  part of the financial statements.










































                                       20
--------------------------------------------------------------------------------


                      AMERICAN FIBER GREEN PRODUCTS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                         COMMON       COMMON       ADDITIONAL
                                          STOCK        STOCK         PAID IN       ACCUMULATED
                                         SHARES       AMOUNT        CAPITAL         DEFICIT         TOTAL
                                       ------------ ------------   ------------    ------------   ------------
Balance, December 31, 2007               9,249,628  $     9,250    $ 2,318,510     $(4,260,658 )  $(1,932,898 )

Issuance of common stock for debt        2,120,188        2,120        104,889                        107,009
Transfer agent share balance
adjustment                                  15,919           16           (16)

Net loss                                                                              (161,660 )     (161,660 )
                                       ------------ -------------- --------------  -------------- --------------
Balance, December 31, 2008              11,385,735  $    11,386    $ 2,423,383     $(4,422,318 )  $(1,987,549 )

Net loss                                                                              (164,895 )     (164,895 )
                                       ------------ -------------- --------------  -------------- --------------
 Balance, December 31, 2009             11,385,735       11,386      2,423,383      (4,587,213 )   (2,152,444 )

                                       ============ ============== ==============  ============== ==============



              The  accompanying  notes  are  an  integral  part of the financial statements.









































                                       21
--------------------------------------------------------------------------------


                      AMERICAN FIBER GREEN PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                   2009              2008
                                                                               -------------     -------------
OPERATING ACTIVITIES
Net loss                                                                       $   (164,895 )    $   (161,660 )

Adjustments to reconcile net loss to net cash used by operating activities:


Depreciation                                                                          5,000             5,000

(Increase) decrease in:

Interest receivable                                                                 (12,387 )         (11,583 )

Increase (decrease) in:

Accrued expenses                                                                        482             4,450

Accounts payable                                                                    (84,684 )           2,520

Deferred compensation                                                                63,000            74,300
                                                                               ----------------  ---------------
Net cash used by operating activities                                              (193,484 )         (86,973 )

                                                                               ----------------  ---------------
INVESTING ACTIVITIES


Net cash provided (used) by investing activities
                                                                               ----------------  ---------------
FINANCING ACTIVITIES


Issuance of common stock                                                                              107,009

Proceeds from issuance (settlement) of notes payable                                 (5,000 )         (36,000 )

Increase in interest payable to shareholders                                         78,542            13,267

Proceeds from issuance of other long term liabilities                               120,017             2,650
                                                                               ----------------  ---------------
Net cash provided by financing activities                                           193,559            86,926

                                                                               ----------------  ---------------
NET INCREASE (DECREASE) IN CASH                                                          75               (47 )


CASH AT BEGINNING OF YEAR                                                                25                72
                                                                               ----------------  ---------------
CASH AT END OF YEAR                                                            $        100      $         25

                                                                               ----------------  ---------------


    The accompanying notes are an integral part of the financial statements.









                                       22
--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., ( a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the

                                       23
--------------------------------------------------------------------------------
stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).

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

Project development costs are expensed as incurred. The cost of equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company's fiberglass reclamation process and associated product development.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from

                                       24
--------------------------------------------------------------------------------
differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The  Company  adopted  the  provisions of FASB ASC 740-10 "Uncertainty in Income
Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The  fair  value  of financial instruments approximated their carrying values at
December   31,  2009.  The  financial  instruments  consist  of  cash,  interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2009, there were no dilutive instruments outstanding. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2009 and 2008, there were no restricted shares that were considered restricted.

The Company's operations are subject to production of a new processing technology. Significant technical and regulatory changes can have a dramatic effect on product opportunities. Design and development of new processes are critical elements to achieve and maintain profitability in the Company's new industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations

In October 2009, the FASB issued Accounting Standard Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and No. 2009-14, Certain Revenue Arrangements that include Software Elements ("ASU 2009-14"). These standards update FASB ASC 605, Revenue Recognition ("ASC 605") and FASB ASC 985, Software ("ASC 985"). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010. Management does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

In  January  2010,  the FASB issued ASU No. 2010-06, Fair Value Measurements and
Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal

                                       26
--------------------------------------------------------------------------------
years. The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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


Notes receivable are made up of the following:


Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)                    $     6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)                       52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)                       20,253
Note receivable, related party, 8% interest, due April 20, 2008 (past maturity)                        14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008 (past maturity)                       5,000

                                                                                                  $    98,405

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract will be renewed in 2010. The Company expects all terms and conditions to remain consistent with the previous contract.

The Company anticipates that it will enter into employment contracts with two other key employees in 2010 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

NOTE 6 - STOCKHOLDERS' EQUITY

Founder Shares

In May 2004, the Board of Amour Fiber Core Inc. a Washington corporation approved to reincorporate it in Nevada and reduce the number of shares outstanding. It merged into a newly organized Nevada corporation (also named "Amour Fiber Core, Inc."), and each share of Amour Fiber Core, Inc. (Washington) was converted into 1/6 of a share of Amour Fiber Core, Inc. (Nevada). As a result, the surviving corporation, Amour Fiber Core, Inc. (Nevada) has a total of (1,837,998) shares outstanding. Amour Fiber Core Inc. (Nevada) has 350 million shares of Common Stock authorized and 5 million shares of "blank check" preferred authorized.

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

                                       27
--------------------------------------------------------------------------------

At the time of this reverse merger, in accordance with SFAS 141 (pilcrow)17, the smaller combining entity (ALP), a) holds a majority of the voting rights, (80.0%) of the combined company (AFC) common shares outstanding; and b) comprises the senior management of the combined company.

Merger Costs

In  connection  with  the  merger  of  Amour  and American Leisure Products, the
Company   incurred   legal   costs   of  $30,818.  The  costs  were  treated  as
administrative expense in the period incurred.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of December 31, 2009. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 8 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current.

        o Barb Amour
                o Accrued Salary: $ 110,575
        o Les Amour
                o Accrued Salary $ 49,500
        o Kristal McCleave
                o Accrued Salary $ 99,967

Salary has been accrued for Ken McCleave, Chairman of AFBG. Mr. McCleave's salary continues to accrue at a rate of $5,250 per month. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of December 31, 2009:

        o Kenneth McCleave
                o Accrued Salary $ 485,655

NOTE 9 - NOTES PAYABLE

The Company carries notes payable to the following individuals:

                                                                                      2009            2008
                                                                                  -------------   -------------
Robert Chlipala                                                                   $    133,000    $    133,000
Gerald Rau                                                                        $    101,500    $    101,500
Les Smyth                                                                         $     50,000    $     50,000
Ken McCleave                                                                      $      1,535    $      1,535
















                                       28
--------------------------------------------------------------------------------

                 NOTE PAYABLE TO:                     NOTE AMOUNT:        NOTE DATE:       INTEREST RATE:
--------------------------------------------------- ----------------- -------------------  ----------------
Rau                                                 $        101,500            4/1/2000              8.75 %


Smyth                                               $         30,000           9/15/1998             14.00 %

Smyth                                               $         10,000            6/8/1999             14.00 %

Smyth                                               $         10,000           6/14/1999             14.00 %

Chlipala                                            $        100,000            6/4/1998             10.50 %

Chlipala                                            $         18,000           7/10/1999             10.50 %

Chlipala                                            $         15,000          12/11/1999              0.00 %

McCleave                                            $          1,535            4/8/2005             10.00 %

During 2008, four notes plus accrued interest were converted to stock at $0.05 per share according to note holder agreements. The Company has also negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on four additional notes.

Interest accrued on the above notes per individual is as follows:

                                                                             DECEMBER 31,2009  DECEMBER 31,2008
                                                                             ---------------   ---------------
Rau                                                                          $       91,336    $       91,336
Smyth                                                                        $      131,320    $      131,320
Chlipala                                                                     $      271,077    $      232,456
McCleave                                                                     $        2,106    $        1,770

NOTE 10 - OTHER LONG-TERM PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

                                                                                       2009           2008
                                                                                   -------------  -------------
Due to PAC                                                                         $    341,685   $    221,148
Due to Nimble Boat Works                                                           $      1,574   $      2,094
Due to Dan Hefner                                                                  $        950   $        950


Company loans payable to PAC in the amount of $314,670, included above, bear interest as follows. This portion of the loans is associated primarily with the acquisition of Amour Fiber Core.


                 NOTE PAYABLE TO:                     NOTE AMOUNT:        NOTE DATE:       INTEREST RATE:
--------------------------------------------------- ----------------- -------------------  ----------------
Loan From PAC                                       $         74,518        May 14, 2004             10.00 %
Loan From PAC                                       $         49,550       July 29, 2004             10.00 %
Loan From PAC                                       $         20,300     August 20, 2004             10.00 %
Loan From PAC                                       $         60,610   December 28, 2004             10.00 %
Loan From PAC                                       $          9,692    November 6, 2003             10.00 %
Loan From PAC                                       $        100,000     October 3, 2009              8.00 %




                                       29
--------------------------------------------------------------------------------

In June, 2005, by unanimous approval of the Board of Directors, these were recognized as payable and due with interest to be calculated on a compounded basis. The full accumulation of interest payable was recorded as accrued interest expense in June 2005. Interest expense has been accrued monthly since that date.

Interest accrued on the above loans is $153,816 and $117,964 at December 31, 2009 and 2008, respectively.

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $2,824,140 at December 31, 2009 and $2,800,787 at December 31, 2008. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, the Company expects that Amour is not current in their federal and state income tax filings. The Company has not determined how delinquent the tax filings are. However, the effect of non-filing is not expected to be significant as Amour has not had active operations or income for a significant period of time.

Temporary differences affecting the deferred tax asset are as follows:

                                                                                  2009              2008
                                                                              --------------    --------------
Accumulated deficit                                                           $   4,587,213     $   4,422,318
Difference between tax and book for accrued interest and deferred wages          (1,403,962 )      (1,262,420 )

Other                                                                              (359,111 )        (359,111 )
                                                                              ----------------  ----------------

                                                                                  2,824,140         2,800,787
Valuation allowance                                                              (2,824,140 )      (2,800,787 )
                                                                              ----------------  ----------------
                                                                              $           0     $           0
                                                                              ================  ================

The valuation allowance increased by $23,353 during the year ended December 31, 2009 and $74,093 during the year ended December 31, 2008.

ITEM 9
------
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9T
-------
DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and

                                       30
--------------------------------------------------------------------------------
reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on such criteria.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDITOR'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report. ITEM 9B.

ITEM 9B
-------
OTHER INFORMATION

None
                                    PART III

ITEM 10.
--------
DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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







                                       31
--------------------------------------------------------------------------------

NAME OF DIRECTOR OR EXECUTIVE OFFICER       AGE                CURRENT POSITION AND OFFICE
--------------------------------------  ------------ -------------------------------------------------
Daniel  L.  Hefner                          59       President, Chief Executive Officer and Director
Kenneth W. McCleave                         57       Chairman of the Board of Directors
Michael A. Freid                            57       Chief Financial Officer

Daniel L. Hefner, 59, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 57 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Michael A. Freid, 57, graduated from Western Illinois University in 1974 with a BBA in Accountancy. He earned his CPA certificate in 1978. The majority of Mr. Freid's career has been with international manufacturing companies where he held various positions in accounting, internal auditing, and operations management.

Michael Freid began his career in 1974 with Bunker-Ramo Corporation, where he held accounting, plant controller and internal audit positions through 1978. From 1978 through 1996 he advanced through various management and executive positions with Borg-Warner Corporation and Borg-Warner Automotive. He served as a Director and Group VP of Finance for three of Borg Warner Automotive's four operating groups. In this capacity, Mr. Freid was responsible for all financial activities and operational evaluation of domestic and international manufacturing facilities and technical centers. During 1994 - 1995, he also served as General Manager of a BWA joint venture transmission and transfer case manufacturing business in Beijing, China. As a Consultant, he evaluated financial systems and controls from 1997 to 1998. From 1998 to 2003, Mr. Freid was with Key Safety Systems, an automotive components manufacturer of steering, seatbelt and airbag systems. At KSS, Mr. Freid served as Corporate Controller and was responsible for all financial, operational and compliance reporting. Primary achievements at KSS were the integration of various newly acquired international businesses, negotiation and formation of a Chinese joint venture in Tianjin, PRC, implementation of an integrated global financial reporting system and internal control development to ensure compliance with Sarbanes-Oxley in concert with Internal Audit assessments.


                                       32
--------------------------------------------------------------------------------

Since 2004, Mr. Freid has pursued entrepreneurial goals, opening two Robeks Juice locations in the Brandon, Florida area.

AUDIT COMMITTEE

The Audit Committee consists of Michael Freid, Daniel Hefner and Kenneth McCleave. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluate the Company's internal control functions. The board of directors has determined that Michael Freid is the audit committee "financial expert"; as such term is defined under federal securities law. However, as an Officer of the Company, he is not considered "independent" as disclosed in Management's Report on Internal Control Over Financial
Reporting. He is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and
(iv) other relevant experience.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

ITEM 11.
--------
EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2009 and 2008 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

                           SUMMARY COMPENSATION TABLE


                                            SALARY   BONUS   STOCK     OPTION         ALL OTHER
             NAME                YEAR         ($)     ($)    AWARDS    AWARDS        COMPENSATION    TOTAL
     PRINCIPAL POSITIONS         ENDED                         $)      ($)(A)            ($)          ($)
-------------------------------             -------- ------- --------- ----------    ------------- ----------
Kenneth McCleave,                2009        63,000      --        --         -- (3)           --     63,000
Chairman Of the Board            2008        60,000      --        --         -- (1)           --     60,000
Daniel L. Hefner                 2009            --      --        --         -- (3)           --         --
Chief Executive Officer and      2008            --      --        --         -- (2)           --         --

President
Michael Freid                    2009   (2)      --      --        --         -- (3)           --         --
Chief Financial Officer          2008            --      --        --         -- (4)           --         --


We may hire additional executive employees and/or change the compensation paid to and benefits received by our current executive employees, as our Board of Directors deems advisable or necessary. We plan to reimburse our executive employees for all travel expenses incurred in connection with the business of the Company. To date, the Company's Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive employees.

No officers or directors of the Company have received compensation in excess of $100,000 per year.




                                       33
--------------------------------------------------------------------------------

ITEM 12.
--------
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2009 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 11,385,735 shares of Common Stock outstanding as of December 31, 2009.

TITLE OF                                                                      NUMBER OF      PERCENT OF
CLASS                    NAME AND ADDRESS OF BENEFICIAL OWNER (1)              SHARES           CLASS
----------------   ------------------------------------------------------   --------------   ------------
Common             Kenneth McCleave *                                           1.916,854          16.83 %
                   9401 Oak Street.,
                   Riverview, FL 33569
                   Daniel L. Hefner *
                   1502 N. Taylor Road,
Common             Brandon, FL 33510                                            1,801,240          15.82 %
                   Robert Maxwell
                   N/A
Common              Florida                                                     1,801,240          15.82 %
                   Michael A. Freid *
                   2208 Laurel Oak Drive
Common             Valrico, FL 33596                                              100,000           0.88 %
                   Lesley Amour
Common             Monroe, WA 98272                                               673,111           5.91 %
                   *ALL OFFICERS AND DIRECTORS AS A GROUP (3 PERSONS)           3,818,094          33.53 %
-------

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by PAC as of December 31, 2009. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

ITEM 13.
--------
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.



                                       34
--------------------------------------------------------------------------------

ITEM 14.
--------
PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2009 was $1,250. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

None.

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

ITEM 15.
EXHIBITS


EXHIBIT #    DESCRIPTION
------------ ---------------------------------------------------------------------------------------------------
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

10           Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
31.1         Certification of the Chief Financial Officer
31.2         Certification of the Principal Executive Officer
32           Certification  pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------

*These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.












                                       35
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 31, 2010                      AMERICAN FIBER GREEN PRODUCTS, INC.


                                          By:  /s/ DANIEL L. HEFNER
                                               ---------------------------------
                                               Daniel L. Hefner,
                                               President and Director
                                               (Principal Executive Officer)



                                          By:  /s/ MICHAEL A. FREID
                                               ---------------------------------
                                               Michael A. Freid,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                                                    EXHIBIT 31.1

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934


                                 CERTIFICATION
                                 -------------

I, Daniel L. Hefner, certify that:

1. I have reviewed this annual report on Form 10-K of American Fiber Green Products, Inc.;

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


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within thoseentities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:  March 31, 2010               /s/ Daniel L. Hefner
                                    --------------------------------------------
                                    Daniel L. Hefner
                                    President and Principal Executive Officer

                                                                    EXHIBIT 31.2

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934


                                 CERTIFICATION

I, Michael A. Freid, certify that:

1. I have reviewed this annual report on Form 10-K of American Fiber Green Products, Inc.;

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


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within thoseentities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 31, 2010                     /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                                                    EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2010                     /s/ Daniel L. Hefner
                                         ---------------------------------------
                                         Daniel L. Hefner
                                         President and Principal Executive
                                         Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2010                     /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer