Form 10-Q
period 2010-03-31
American Fiber Green Products, Inc.
filed 2010-05-17
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-Q

                                 --------------
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2010

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29711

                                 --------------
                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     (Exact name of issuer in its charter)
                                 --------------

                 NEVADA                              91-1705387
       (State or other jurisdiction       (IRS Employer Identification No.)
     of incorporation or organization)


          4209 RALEIGH STREET, TAMPA, FL               33619
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been  subject  to such filing requirements for the past 90 days.
[X] YES   [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and

        Large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                  Accelerated filer         [ ]

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] YES   [X] NO

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2010.






--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS
                      AMERICAN FIBER GREEN PRODUCTS, INC.

                               FORM 10-Q - INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.
                FINANCIAL STATMENTS                                            4

Consolidated Condensed Balance Sheets                                          4

Consolidated Condensed Statements of Operations                                5

Consolidated Condensed Statements of Changes in Stockholders' Deficit          6

Consolidated Condensed Statements of Cash Flows                                7

Notes to Consolidated Condensed Financial Statements                           8

Item 2.
Management's Discussion and Analysis of Financial Condition
And Plan of Operation                                                         12

Item 3.
                Quantitative and Qualitative Disclosures About Market         15

Item 4(T).
                Controls and Procedures                                       15

                           PART II OTHER INFORMATION

Item 1.
                Legal Proceedings                                             17

Item 2.
           Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.
                Defaults Upon Senior Securities                               17

Item 4.
           Submission of Matters to a Vote of Security Holders                17

Item 5.
                Other Information                                             17

Item 6.
                Exhibits And Reports on Form 8-K                              17

SIGNATURES                                                                    19






















--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                      -----------------------------------

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













































                                       3
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATMENTS

                                      AMERICAN FIBER GREEN PRODUCTS, INC.
                                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    MARCH 31,      DECEMBER
                                                                                       2010        31, 2009
                                                                                   ------------   ------------
                                                                                   (unaudited)
ASSETS
Current Assets:
Cash                                                                               $        70    $       100
Trade Receivables                                                                          695            ---
Other receivables, net                                                                  51,869         48,313
                                                                                   -------------- --------------
Total current assets                                                                    52,634         48,413

Notes receivable, net                                                                   98,405         98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $28,750 and
$27,500                                                                                 21,250         22,500
                                                                                   ------------   ------------

Total Assets                                                                       $   172,289    $   169,318
                                                                                   ============== ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                   $   274,427    $   265,624
Accrued expenses                                                                         3,450          4,932
Subscription payable                                                                    10,000         10,000
                                                                                   -------------- --------------
Total current liabilities                                                              287,877        280,556

Notes payable to shareholders                                                          293,035        293,035
Deferred wages                                                                         761,447        745,697
Accrued interest payable                                                               680,699        658,265
Other payables, related parties                                                        344,209        344,209
                                                                                   -------------- --------------

Total Liabilities                                                                    2,367,267      2,321,762
                                                                                   -------------- --------------

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued
or outstanding                                                                               --             --
Common stock, $.001 par value; 350,000,000 shares authorized; 11,385,735 (March
31, 2010) and (December 31, 2009) shares issued and outstanding                         11,386         11,386
Additional paid in capital                                                           2,423,383      2,423,383
Accumulated deficit                                                                 (4,629,747 )   (4,587,213 )
                                                                                   ------------   --------------

Total stockholder's deficit                                                         (2,194,978 )   (2,152,444 )
                                                                                   ------------   --------------

Total Liabilities and Stockholders' Deficit                                        $   172,289    $   169,318
                                                                                   ============== ==============

                        The accompanying notes are an integral part of the financial statements.











                                       4
--------------------------------------------------------------------------------

                                      AMERICAN FIBER GREEN PRODUCTS, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   UNAUDITED

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      2010           2009
                                                                                  -------------   ------------

REVENUE                                                                                    695            ---


Marketing, general and administrative expenses                                    $     23,079    $    23,304
Interest expense                                                                        23,706         21,410
Interest income                                                                         (3,556 )       (3,229 )
                                                                                  =============== ==============

TOTAL OTHER EXPENSE                                                                     43,229         41,485

LOSS BEFORE INCOME TAXES                                                               (42,534 )      (41,485 )
                                                                                  =============== ==============

Income taxes                                                                                 --              --
                                                                                  =============== ==============

NET LOSS                                                                          $    (42,534 )  $   (41,485 )
                                                                                  =============== ==============

Basic and diluted loss per share                                                  $      (0.00 )  $     (0.00 )

Basic and diluted weighted average number of common shares outstanding              11,385,735     11,385,735
                                                                                  ==============================

                   The accompanying notes are an integral part of the financial statements.






































                                       5
--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
       DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE THREE MONTHS
                         ENDED MARCH 31, 2010 UNAUDITED


                                       COMMON         COMMON        ADDITIONAL
                                        STOCK          STOCK         PAID IN       ACCUMULATED
                                       SHARES         AMOUNT         CAPITAL         DEFICIT         TOTAL
                                     ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2008            11,385,735    $    11,386    $ 2,423,383     $(4,422,318 )  $(1,987,549 )





Net loss                                                                              (164,895 )     (164,895 )
                                     ============== ============== ==============  ============== ==============

Balance, December 31, 2009            11,385,735         11,386      2,423,383      (4,587,213 )   (2,152,444 )



Net loss for the three months
ended March 31, 2010                                                                   (42,534 )      (42,534 )
                                     -------------- -------------- --------------  -------------- --------------
Balance, March 31, 2010               11,385,735    $    11,386    $ 2,423,383     $(4,629,747 )  $(2,194,978 )
                                     ============== ============== ==============  ============== ==============


                  The accompanying notes are an integral part of the financial statements.









































                                       6
--------------------------------------------------------------------------------

                                      AMERICAN FIBER GREEN PRODUCTS, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                   UNAUDITED

                                                                                        2010         2009
                                                                                     ------------ ------------
OPERATING ACTIVITIES
Net loss                                                                            $  (42,534 )  $   (41,485 )
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation                                                                             1,250          1,250
Increase (decrease) in:
Trade Receivables                                                                         (695 )          ---
Interest receivable, related parties                                                   ( 3,556 )       (3,230 )
Accounts payable and accrued expenses                                                    7,321          6,280
Interest payable to shareholders                                                        22,434         21,410
Deferred compensation                                                                   15,750         15,750
                                                                                    ------------- --------------

Net cash used by operating activities                                                      (30 )          (25 )
                                                                                    ------------- --------------

NET DECREASE IN CASH                                                                       (30 )          (25 )
CASH AT BEGINNING OF PERIOD                                                                100             25
                                                                                    ------------- ------------

CASH AT END OF PERIOD                                                               $       70    $         0
                                                                                    ------------- --------------

                   The accompanying notes are an integral part of the financial statements.









































                                       7
--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2010 AND FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
                                   UNAUDITED

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

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2010 AND FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
                                   UNAUDITED
NOTE 2 - GOING CONCERN

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2010 and 2009, (b) the financial position at March 31, 2010 and December 31, 2009, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity)                     $    6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)                       52,452
Note receivable, related party, 10% interest, due April 22, 2005 (past maturity)                       20,253
Note receivable, related party, 8% interest, due April 20, 2008 (past maturity)                        14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008 (past maturity)                       5,000

                                                                                                   -----------
                                                                                                   $   98,405
                                                                                                   ===========
                                       9

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2010 AND FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
                                   UNAUDITED
The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement was $63,000 for 2009.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of March 31, 2010. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

NOTE 8 - NOTES PAYABLE

Notes payable at March 31, 2010 consist of the following:

Note payable, individual, past maturity, 8.75% interest; unsecured                                  $ 101,500
Note payable, individual, past maturity, 14.00% interest; unsecured                                 $  30,000
Note payable, individual, past maturity, 14.00% interest; unsecured                                 $  10,000
Note payable, individual, past maturity, 14.00% interest; unsecured                                 $  10,000
Note payable, individual, past maturity, 10.50% interest; unsecured                                 $ 100,000
Note payable, individual, past maturity, 10.50% interest; unsecured                                 $  18,000
Note payable, individual, past maturity, no interest; unsecured                                     $  15,000
Note payable, individual, past maturity, 10.00% interest; unsecured                                 $   1,535
Note payable, individual, past maturity, 16.50% interest; unsecured                                 $   7,000

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2010 AND FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
                                   UNAUDITED
NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of
AFBG) for cash advances made to AFBG.


Due to PAC                                                                                         $  321,148
Due to Nimble Boat Works                                                                           $    2,094
Due to Dan Hefner                                                                                  $      950

Company loans payable to PAC in the amount of $314,670, included above, bear interest ($214,670 at 10% pa and $100,000 at 8% pa.) These loans were primarily associated with the acquisition of Amour Fiber Core.




















































                                       11
--------------------------------------------------------------------------------

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











                                       12
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Revenues

The Company had revenue of $695 for the three months ended March 31, 2010. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2010 and 2011. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended March 31, 2010 of $23,706, compared to interest expense of $21,410 for the three months ended March 31, 2009. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended March 31, 2010 were $23,079 compared to $23.304 for the three months ended March 31, 2009.



                                       13
--------------------------------------------------------------------------------

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2010 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2010 and 2011 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010, the Company has had a net loss of $42,534 and cash used by operations of $30, and negative working capital of $235,243 at March 31, 2010. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted; (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology; (iii) price competition or higher prices in the industry, we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in


                                       14
--------------------------------------------------------------------------------
a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow its infrastructure; (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4(T).
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2010 based on such criteria.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is

                                     15
--------------------------------------------------------------------------------
designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


















































                                       16
--------------------------------------------------------------------------------

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2010, the Company did not submit any matters to a vote of its security holders.

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2010.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT # DESCRIPTION
--------- ----------------------------------------------------------------------
     2.1  Merger between Hydro Press and Amour, dated 3/12/93*

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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:



 Date: May 17, 2010                     AMERICAN FIBER GREEN PRODUCTS, INC.

                                        By:  /s/ DANIEL L. HEFNER
                                             -------------------------------
                                             Daniel L. Hefner,
                                             President and Director
                                             (Principal Executive Officer)

                                        By:  /s/ MICHAEL A. FREID
                                             -------------------------------
                                             Michael A. Freid,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                                                    EXHIBIT 31.1

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

                                 CERTIFICATION
                                 -------------

I, Daniel L. Hefner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Fiber Green Products, Inc.;

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



Date:  May 17, 2010                   /s/ Daniel L. Hefner
                                      -----------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive Officer

                                                                    EXHIBIT 31.2

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

                                 CERTIFICATION
                                 -------------

I, Michael A. Freid, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Fiber Green Products, Inc.;

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


Date: May 17, 2010                       /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                                                    EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2010                          /s/ Daniel L. Hefner
                                            ------------------------------------
                                            Daniel L. Hefner
                                            President and Principal Executive
                                            Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2010                       /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer