Form 10-K/A
period 2009-12-31
American Fiber Green Products, Inc.
filed 2010-06-21
CIK 1009925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 --------------
                                  FORM 10-K/A
                                 --------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
       FOR THE TRANSITION PERIOD FROM ________, 20__, TO ________, 20__.

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

Large accelerated filer [_]             Accelerated filer [_]
Non-accelerated filer [_]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [_] YES [X] NO






The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,324,801 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of March 12, 2010.


--------------------------------------------------------------------------------

EXPLANATORY NOTE: THIS AMENDMENT TO FORM 10-K IS BEING FILED TO INDICATE THAT THE YEAR ENDED DECEMBER 31, 2008'S AUDIT REPORT HAS BEEN RESCINDED AS A RESULT OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD'S FINDINGS RELATED TO ROBERT T. TAYLOR CPA AND TO INDICATE THAT ALL OF THE 2008 INFORMATION INCLUDED IN THIS FILING IS "UNAUDITED".

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2009

TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Description of Business                                              1

Item 1A.  Risks Particular to the Company's Business                           9

Item 2.   Description of Property                                              9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission Of Matters to A Vote of Security Holders                  9

                                    PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchase of Equity Securities                 10
Item 6.   Selected Financial Data                                             10

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results Of Operation                                         11

Item 8.   Financial Statements and Supplementary Data                         17

Item 9.   Changes In and Disagreements With Accountants on Accounting
             and Financial Dislcosure                                         30

Item 9T.  Controls and Procedures                                             30

Item 9B.  Other Information                                                   30

                                    PART III

Item 10.  Directors and Executive Officers and Corporate Governance           31

Item 11.  Executive Compensation                                              32

Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and Related  Stockholder Matters                                 33

Item 13.  Certain Relationships and Related Party Transactions, and
             Director Independence                                            34

Item 14.  Principal Accountants Fees and Services                             34

                                    PART IV

Item 15.  Exhibits                                                            34

Signatures                                                                    35

--------------------------------------------------------------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.

This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

--------------------------------------------------------------------------------

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

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., ( a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).
                                       1

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


                         Amour Hydro Press Inc.
                              Washington
                              March 1993


Amour Hydro Press, Inc.         Merger              Amour Fiber Core, Inc.
                               May 1996                    Washington


                         Amour Fiber Core, Inc.
                               Washington


Amour Fiber Core, Inc.          Merger              Amour Fiber Core, Inc.
                               May 2004                      Nevada


                         Amour Fiber Core, Inc.
                                 Nevada


Amour Fiber Core, Inc.           Merger          American Leisure Products, Inc.
      Nevada                    May 2004

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

GROWTH STRATEGY

Management believes that there are significant opportunities to increase revenues and market position in the recycling and manufacturing industries through the following:

-Optimizing our marketing plan;
-Maintaining our state-of-the-art technology position;
-Managing our raw material inventory
-Expanding our products so that new products may be offered ;
-Increasing our sales volume ;
-Expanding to regional offices
-Maintaining a conservative balance sheet and disciplined capital spending program Management are presently evaluating plans for our off shore inquires for License agreements. Our future growth will be to support our Licensees by marketing these product lines:

-Railroad ties
-Parking stops
-Dock Fendering Systems
-Vessel Fendering Systems
-Bridge Fendering Systems
-Seawalls


Focusing on Developing Amour as a Brand Name

Increasing Amour's reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management in 2010.

Regulatory Mandates

The Company's business model takes into consideration regulatory mandates.

The Company maintains a website with the address www.americanfibergreenproducts.com The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report on Form 10-K. The Company will make available, free of charge, through our website, all filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

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

The   overall  marketing  plan  for  our  product  is  based  on  the  following fundamentals:

Amour Fiber Core

-Verify the customers are qualified
-Establish Licensee's for each specific product they will market
-Identify a continuous supply of new opportunities, to fill the sales "funnel". -Ship the products directly
-Maintain contact with the customer (to insure on-going education and regulatory compliance);
-Establish a professional, distribution network
-Develop a system to minimize delivery lead time.
-Establish protocols to promote follow up sales or referrals from existing customers.
-Obtain feedback from the customer base to continually improve the product or the sales channel.


American Leisure Products

The overall marketing plan for our product is based on the following fundamentals:

-Establish a professional, qualified and capable distribution dealer network. -Identify a continuous supply of new opportunities, to fill the sales "funnel". -Manage a system to minimize delivery lead time.
-Manage the systems to promote follow up sales or referrals from existing customers.

-Obtain feedback from the customer base to continually improve the product or the sales channel.

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

PRODUCTS

ANTIQUE REPLICARS

-Nostalgic replica automobiles (commonly referred to as Hot Rods) are provided at completion levels from the hobbyist who wants to build his own car to the enthusiast that wants to buy a complete automobile ready to drive away. These cars are offered in a number of package configurations to serve every segment of the market:
-Phase 1: These parts package includes all of the major body components. The customer will build the car from the ground up. This customer is normally a serious hobbyist with tools, equipment and the required skills.
-Phase 2: These parts packages are provided with all of the components required less the engine and the interior. This includes the frame, suspension, brakes, body, steering, wheels, etc. This customer is the hobbyist who wants to build a car and has the space, some equipment, but wants all of the components (already fitted) and complete.
-Phase 3: This level is for the enthusiast who does not have the place, time, equipment or skills to build an automobile.

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

-Rental locations will be established throughout the country to satisfy the demand for exotic or premium rentals in locations such as Miami, FL, Daytona, FL, Las Vegas, NV, Los Angeles, CA, etc. The Company intends to use these centers to rent, service, and sell its products.
-Parts and service. The parts required to assemble these vintage cars will be made available to our dealer network as well as retail consumers. Through the use of our web site, both dealers and consumers will be able to interface with the factory for their needs. The service category includes revenues from customers for the repair of damaged items or items that need to be installed.


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

                                                                        BID PRICES
                                                               -----------------------------
                                                                   LOW             HIGH
                                                               ------------    -------------
FISCAL 2008
First Quarter (January 1, 2008 through March 31, 2008)             N/A             N/A
Second Quarter (April 1, 2008 through June 30, 2008)              $0.50           $1.01
Third Quarter (July 1, 2008 through September 30, 2008)           $0.10           $0.95
Fourth Quarter (October 1, 2008 through December 31, 2008)        $0.07           $0.26

FISCAL 2009
First Quarter (January 1, 2009 through March 31, 2009)            $0.08           $1.10
Second Quarter (April 1, 2009 through June 30, 2009)              $0.60           $0.80
Third Quarter (July 1, 2009 through September 30, 2009)           $0.20           $0.75
Fourth Quarter (October 1, 2009 through December 31, 2009)        $0.26           $0.55


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

ITEM 6.
SELECTED FINANCIAL DATA

Not applicable.

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

During the years ended December 31, 2009 and 2008 the Company (used) provided cash from financing activities of $193,559 and $86,926, respectively. This increase of cash provided by financing activities is primarily due to a loan received from PAC (Public Acquisition Company).

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

OFF-BALANCE SHEET ARRANGEMENT

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                       Consolidated Financial Statements

           For The Years Ended December 31, 2009 and 2008 (unaudited)
            Reports of Independent Registered Public Accounting Firm


                                    Contents


Report of Independent Registered Public Accounting Firm

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: American Fiber Green Products, Inc.

I have audited the balance sheets of American Fiber Green Products, Inc. as of December 31, 2009 and the related statement of operation, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility was to express an opinion on these financial statements based on my audit.

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



Peter Messineo, CPA
Palm Harbor, Florida
March 31, 2010

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                      2009            2008
                                                                                   ------------   -------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
Cash                                                                               $       100    $         25
Interest receivable, related parties                                                    48,313          35,926

                                                                                   -------------- ---------------
Total current assets                                                                    48,413          35,951

                                                                                   -------------- ---------------
Notes receivable, net                                                                   98,405          98,405
Furniture and equipment, net of accumulated depreciation of $27,500 (2009) and

$22,500 (2008)                                                                          22,500          27,500

                                                                                   -------------- ---------------
                                                                                   $   169,318         161,856
                                                                                   ============== ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                   $   265,624    $    350,308
Accrued expenses                                                                         4,932          4,450
Subscription payable                                                                    10,000          10,000
                                                                                   ------------   -------------
Total current liabilities                                                              280,556         364,758

Notes payable                                                                          293,035         298,035
Deferred wages                                                                         745,697         682,697
Accrued interest                                                                       658,265         579,723
Other payables - related parties                                                       344,209         224,192
                                                                                   -------------- ---------------
Total liabilities                                                                    2,321,762       2,149,405

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 350,000,000 shares authorized; 11,385,735 (2009)
and 11,385,735 (2008) shares issued and outstanding                                     11,386          11,386
Additional paid in capital                                                           2,423,383       2,423,383
Accumulated deficit                                                                 (4,587,213)     (4,422,318)
                                                                                   ------------   -------------
Total stockholders' deficit                                                         (2,152,444)     (1,987,549)

                                                                                   -------------- ---------------
                                                                                   $   169,318    $    161,856
                                                                                   ============== ===============




              The  accompanying  notes  are  an  integral  part of the financial statements.


                                      AMERICAN FIBER GREEN PRODUCTS, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                           DECEMBER 31,         DECEMBER 31,
                                                                               2009                 2008
                                                                          ----------------     ---------------
                                                                                                 (UNAUDITED)
Other Expenses (Income):
Marketing, general and administrative expenses                            $        88,870      $       87,411
Interest expense                                                                   88,412              87,507
Interest income                                                                   (12,387)            (13,258)
                                                                          ------------------   -----------------

Net loss                                                                  $      (164,895)     $     (161,660)
                                                                          ==================   =================

Net loss per share                                                        $          (.01)     $         (.02)
                                                                          ==================   =================

Weighted average number of common shares                                       11,385,735          10,622,152



              The  accompanying  notes  are  an  integral  part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                         COMMON       COMMON        ADDITIONAL
                                          STOCK        STOCK         PAID IN       ACCUMULATED
                                         SHARES       AMOUNT         CAPITAL         DEFICIT         TOTAL
                                       ------------ ------------   ------------    ------------   ------------
Balance, December 31, 2007               9,249,628  $     9,250    $ 2,318,510     $(4,260,658)   $(1,932,898)
Issuance of common stock for debt
   (unaudited)                           2,120,188        2,120        104,889                        107,009
Transfer agent share balance
   adjustment (unaudited)                   15,919           16           (16)

Net loss (unaudited)                                                                  (161,660)      (161,660)
                                       ------------ -------------- --------------  -------------- --------------
Balance, December 31, 2008 (unaudited)  11,385,735  $    11,386    $ 2,423,383     $(4,422,318)   $(1,987,549)

Net loss                                                                              (164,895)      (164,895)
                                       ------------ -------------- --------------  -------------- --------------
 Balance, December 31, 2009             11,385,735       11,386      2,423,383      (4,587,213)    (2,152,444)

                                       ============ ============== ==============  ============== ==============




              The  accompanying  notes  are  an  integral  part of the financial statements.

                                      AMERICAN FIBER GREEN PRODUCTS, INC.

                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                   2009              2008
                                                                               -------------     -------------
                                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                                       $   (164,895)     $   (161,660)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                                          5,000             5,000
(Increase) decrease in:
Interest receivable                                                                 (12,387)          (11,583)
Increase (decrease) in:
Accrued expenses                                                                        482             4,450
Accounts payable                                                                    (84,684)            2,520
Deferred compensation                                                                63,000            74,300
                                                                             ----------------  ---------------
Net cash used by operating activities                                              (193,484)          (86,973)
                                                                             ----------------  ---------------
INVESTING ACTIVITIES
Net cash provided (used) by investing activities
                                                                             ----------------  ---------------
FINANCING ACTIVITIES
Issuance of common stock                                                                              107,009
Proceeds from issuance (settlement) of notes payable                                 (5,000)          (36,000)
Increase in interest payable to shareholders                                         78,542            13,267
Proceeds from issuance of other long term liabilities                               120,017             2,650
                                                                             ----------------  ---------------
Net cash provided by financing activities                                           193,559            86,926
                                                                             ----------------  ---------------
NET INCREASE (DECREASE) IN CASH                                                          75               (47)
CASH AT BEGINNING OF YEAR                                                                25                72
                                                                             ----------------  ---------------
CASH AT END OF YEAR                                                            $        100      $         25
                                                                             ----------------  ---------------




              The  accompanying  notes  are  an  integral  part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

-  Barb Amour
     -   Accrued Salary: $ 110,575
-  Les Amour
     -   Accrued Salary $ 49,500
-  Kristal McCleave
     -   Accrued Salary $ 99,967

Salary has been accrued for Ken McCleave, Chairman of AFBG. Mr. McCleave's salary continues to accrue at a rate of $5,250 per month. The Company does not expect to make any payments on these deferred wages during the next twelve months, and therefore the balances are classified as non-current. Following are accrued salary balances as of December 31, 2009:

-  Kenneth McCleave
     -   Accrued Salary $ 485,655


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

Temporary differences affecting the deferred tax asset are as follows:


                                                                                  2009              2008
                                                                              --------------    --------------
Accumulated deficit                                                           $   4,587,213     $   4,422,318
Difference between tax and book for accrued interest and deferred wages          (1,403,962)       (1,262,420)
Other                                                                              (359,111)         (359,111)
                                                                              ----------------  ----------------

                                                                                  2,824,140         2,800,787
Valuation allowance                                                              (2,824,140)       (2,800,787)
                                                                              ----------------  ----------------
                                                                              $           0     $           0
                                                                              ================  ================

The valuation allowance increased by $23,353 during the year ended December 31, 2009 and $74,093 during the year ended December 31, 2008.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9T
DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 9B
OTHER INFORMATION

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

    NAME OF DIRECTOR OR EXECUTIVE OFFICER            AGE                CURRENT POSITION AND OFFICE
-----------------------------------------------  ------------ -------------------------------------------------
Daniel  L.  Hefner                                   59       President, Chief Executive Officer and Director
Kenneth W. McCleave                                  57       Chairman of the Board of Directors
Michael A. Freid                                     57       Chief Financial Officer

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


                                          SUMMARY COMPENSATION TABLE


                                             SALARY   BONUS   STOCK     OPTION        ALL OTHER
             NAME                YEAR         ($)     ($)     AWARDS    AWARDS       COMPENSATION    TOTAL
     PRINCIPAL POSITIONS         ENDED                        ($)      ($) (A)            ($)          ($)
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



Date: June 21, 2010                         AMERICAN FIBER GREEN PRODUCTS, INC.


                                            By:  /s/ DANIEL L. HEFNER
                                                 -------------------------------
                                                 Daniel L. Hefner,
                                                 President and Director
                                                 (Principal Executive Officer)



                                             By: /s/ MICHAEL A. FREID
                                                 -------------------------------
                                                 Michael A. Freid,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                                                    EXHIBIT 31.1

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934


                                 CERTIFICATION

I, Daniel L. Hefner, certify that:

1. I have reviewed this annual report on Form 10-K/A of American Fiber Green Products, Inc.;

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


Date:  June 21, 2010                 /s/ Daniel L. Hefner
                                     -------------------------------------------
                                     Daniel L. Hefner
                                     President and Principal Executive Officer

                                                                    EXHIBIT 31.2

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
              OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934


                                 CERTIFICATION

I, Michael A. Freid, certify that:

1. I have reviewed this annual report on Form 10-K/A of American Fiber Green Products, Inc.;

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


Date: June 21, 2010                      /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                                                    EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K/A for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 21, 2010                      /s/ Daniel L. Hefner
                                         ---------------------------------------
                                         Daniel L. Hefner
                                         President and Principal Executive
                                         Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K/A for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 21, 2010                      /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer