Form 10-Q
period 2010-06-30
American Fiber Green Products, Inc.
filed 2010-08-16
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-Q
                                 --------------
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

            Non-accelerated filer [ ] Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] YES [X] NO

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

 There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 2010.

                               TABLE OF CONTENTS
                      AMERICAN FIBER GREEN PRODUCTS, INC.

                               FORM 10-Q - INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATMENTS                                                 4

Consolidated Condensed Balance Sheets                                       4

Consolidated Condensed Statements of Operations                             5

Consolidated Condensed Statements of Changes in Stockholders' Deficit       6

Consolidated Condensed Statements of Cash Flows                             7

Notes to Consolidated Condensed Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial Condition And
        Plan of Operation                                                   12

Item 3. Quantitative and Qualitative Disclosures About Market               15

Item 4(T). Controls and Procedures                                          15

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Removed and reserved                                                17

Item 5. Other Information                                                   17

Item 6. Exhibits And Reports on Form 8-K                                    17

 SIGNATURES                                                                 19

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                      -----------------------------------

Statements in this Form 10Q Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form10Q Quarterly Report, under "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

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

PART I FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATMENTS


                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     JUNE 30,        DECEMBER
                                                                                       2010         31, 2009
                                                                                  --------------   ------------
                                                                                     (unaudited)
ASSETS
Current Assets:
Cash                                                                                 $        70    $       100
Other receivables, net                                                                    54,611         48,313
                                                                                     -------------- --------------
Total current assets                                                                      54,681         48,413

Notes receivable, net                                                                     98,405         98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $30,000 and
$27,500                                                                                   20,000         22,500
                                                                                     ------------   ------------

Total Assets                                                                         $   173,086    $   169,318
                                                                                     ============== ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                     $   281,779    $   265,624
Accrued expenses                                                                           3,450          4,932
Subscription payable                                                                      10,000         10,000
                                                                                     -------------- --------------
Total current liabilities                                                                295,229        280,556

Notes payable to shareholders                                                            296,035        293,035
Deferred wages                                                                           777,197        745,697
Accrued interest payable                                                                 702,285        658,265
Other payables, related parties                                                          344,209        334,209
                                                                                     -------------- --------------

Total Liabilities                                                                      2,414,955      2,321,762
                                                                                     -------------- --------------

Stockholders' Deficit
Preferred  stock, $.001 par value; 5,000,000 shares authorized; no shares issued
or outstanding                                                                               --             --
Common stock, $.001 par value; 350,000,000 shares authorized; 11,385,735 (June 30,
2010) and (December 31, 2009) shares issued and outstanding                               11,386         11,386
Additional paid in capital                                                             2,423,383      2,423,383
Accumulated deficit                                                                   (4,676,638 )   (4,587,213 )
                                                                                     ------------   --------------

Total stockholder's deficit                                                           (2,241,869 )   (2,152,444 )
                                                                                     ------------   --------------

Total Liabilities and Stockholders' Deficit                                          $   173,086    $   169,318
                                                                                     ============== ==============

                   The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                         -----------------------------------------------------------
                                                2010            2009          2010           2009
                                         --------------- ----------------------------- -------------


REVENUES                                           ---             ---           695           ---
                                         --------------- ----------------------------- -------------

OTHER INCOME (EXPENSE):
Marketing, general and
administrative expenses              $      26,263   $      23,053 $      49,343  $    46,358
Interest expense                            24,270          18,237        47,975       39,647
Interest income                             (3,643)         (3,308)       (7,199)      (6,537)
                                         --------------- ----------------------------- -------------

TOTAL OTHER INCOME (EXPENSE)               (46,890)        (37,982)      (90,119)      (79,468)
                                         --------------- ----------------------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES          (46,890)        (37,982)      (89,424)      (79,468)
                                         --------------- ----------------------------- -------------

Income taxes                                    --               --             --             --
                                         --------------- ----------------------------- -------------

NET INCOME (LOSS)                   $      (46,890) $      (37,982)$     (89,424) $    (79,468)
                                         =============== ============================= =============

Basic and diluted income (loss)
per share                           $        (0.00) $        (0.00)$       (0.01) $      (0.01)
                                         =============== ============================= =============

Basic and diluted weighted average
number of common shares outstanding         11,385,735      11,385,735    11,385,735    11,385,735
                                         =============== ============================= =============

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2009
                               AND THE SIX MONTHS

                         ENDED JUNE 30, 2010 UNAUDITED



                                      COMMON          COMMON       ADDITIONAL      ACCUMULATED
                                       STOCK          STOCK          PAID IN        DEFICIT
                                      SHARES          AMOUNT         CAPITAL                         TOTAL
                                    ------------    -----------    ------------   -------------    ------------

Balance, December 31, 2008           11,385,735         11,386       2,423,383      (4,422,318 )    (1,987,549 )

Net loss                                                                              (164,895 )      (164,895 )

Balance, December 31, 2009           11,385.735         11,386       2,423,383 )    (4,587,213 )    (2,152,444 )

 Net loss for the three months
ended March 31, 2010 (unaudited)                                                       (42,534 )       (42,534 )

Balance, March 31, 2010              11,385,735         11,386       2,423,383      (4,629,747 )    (2,194,978 )

Net loss for the three months
ended June 30, 2010 (unaudited)                                                        (46,890 )       (46,890 )




                                    --------------  -------------  -------------- ---------------  --------------
Balance, June 30, 2010               11,385,735     $   11,386     $ 2,423,383    $ (4,676,637 )   $(2,241,868 )
(unaudited)
                                    ==============  =============  ============== ===============  ==============


    The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                   UNAUDITED



                                                                          2010           2009
                                                                   ------------------------------
OPERATING ACTIVITIES
Net loss                                                         $      (89,424)  $      (79,468)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                              2,500            2,500
Increase (decrease) in:
Prepaid expenses                                                             --                --
Interest receivable, related parties                                    ( 6,299)         ( 6,537)
Accounts payable and accrued expenses                                    14,672           11,461
Deferred compensation                                                    31,500           31,500

                                                                ---------------- ----------------

Net cash used by operating activities                                   (47,051)         (40,544)
                                                                ---------------- ----------------

INVESTING ACTIVITIES
Other LT assets & liabilities                                            44,021           37,752
                                                                ---------------- ----------------

Net cash used by investing activities                                    44,021           37,752
                                                                ---------------- ----------------

FINANCING ACTIVITIES
Issuance of common stock                                                     ---              ---
Proceeds from issuance of notes payable                                   3,000            2,767
Payments from issuance of notes payable                                      ---              ---
                                                                ---------------- ----------------

Net cash provided by financing activities                                 3,000            2,767
                                                                ---------------- ----------------

NET DECREASE IN CASH                                                        (30)             (25)
CASH AT BEGINNING OF YEAR                                                   100              25
                                                                ---------------- ----------------

 CASH AT END OF PERIOD                                            $           70   $           --
                                                                ---------------- ----------------


    The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2010 AND FOR THE
                THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
                                   UNAUDITED

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

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2010 AND FOR THE
                THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
                                   UNAUDITED
NOTE 2 - GOING CONCERN

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended June 31, 2010 and 2009, (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the six month periods ended June 30, 2010 and 2009, have been made. The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the six month periods ended June 30, 2010 and 2009 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest, due May 12, 2004 (past maturity            6,000
Note receivable, related party, 10% interest, due April 30, 2005 (past maturity)        52,452
Note  receivable,  related party, 10% interest, due April 22, 2005 (past maturity)      20,253
Note receivable, related party, 8% interest, due April 20, 2008(past maturity)          14,700
Note receivable, unrelated party, 8% interest, due August 8, 2008 (past maturity)        5,000
                                                                                     -----------
                                                                                     $  98,405
                                                                                     ===========


                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2010 AND FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
                                   UNAUDITED

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been renewed in 2010. The Company expects all terms and conditions to remain consistent with the previous contract.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of June 30, 2010. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2010 consist of the following:


Note payable, individual, past maturity, 8.75% interest; unsecured         $  101,500
Note payable, individual, past maturity, 14.00% interest; unsecured        $   30,000
Note payable, individual, past maturity, 14.00% interest; unsecured        $   10,000
Note payable, individual, past maturity, 14.00% interest; unsecured        $   10,000
Note payable, individual, past maturity, 10.50% interest; unsecured        $  100,000
Note payable, individual, past maturity, 10.50% interest; unsecured        $   18,000
Note payable, individual, past maturity, no interest; unsecured            $   15,000
Note payable, individual, past maturity, 10.00% interest; unsecured        $    1,535
Note payable, individual, past maturity, 16.50% interest; unsecured        $    7,000
Note payable, individual, on demand, 8.0% interest; unsecured              $    3,000

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2010 AND FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
                                   UNAUDITED

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of
AFBG) for

cash advances made to AFBG.


Due to PAC                                           $  341,685
Due to Nimble Boat Works                             $    1,574
Due to Dan Hefner                                    $      950

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

RESULTS OF OPERATIONS

Revenues

The Company had revenue of $-0- for the three months ended June 30, 2010. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2010 and 2011. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended June 30, 2010 of $24,270, compared to interest expense of $18,237 for the three months ended June 30, 2009. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended June 30, 2010 were $26,263 compared to $23,053 for the three months ended June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2010, the Company had a net loss of $46,890, cash used by operations of $30 and negative working capital of $240,547. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures
We expect to incur capital expenditures in the future in the future. Since our inception, the research and development has been completed. For each division in 2010-2011, we expect to have total capital expenditures of $525,000. Amour Fiber Core will use $250,000 for the pilot plant and American Leisure Products will use $275,000.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
REMOVED AND RESERVED

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2010.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBIT                #               DESCRIPTION
----------------------------------------------------------------------
2.1  Merger between Hydro Press and Amour, dated 3/12/93*

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

 Date: August 16, 2010                     AMERICAN FIBER GREEN PRODUCTS, INC.

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

Date:  August 16, 2010                   /s/ Daniel L. Hefner
                                      -----------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive Officer

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

Date: August 16, 2010                    /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                  EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2010                 /s/ Daniel L. Hefner
                                     ------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive
                                      Officer

                                  EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2010         /s/ Michael A. Freid
                             ---------------------------------------
                              Michael A. Freid
                              Chief Financial Officer and Principal
                              Accounting Officer