Form 10-K/A
period 2009-12-31
American Fiber Green Products, Inc.
filed 2010-08-23
CIK 1009925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 --------------
                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                 --------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM , 20 , TO , 20  .
                                               ---  --- --- ---


                             COMMISSION FILE NUMBER
                                   000-28978
                                  ------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
[X] YES [_] NO

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

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of August 20, 2010.


--------------------------------------------------------------------------------

EXPLANATORY NOTE: THIS AMENDMENT TO FORM 10-K IS BEING FILED WITH AUDIT REPORT FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008. PREVIOUS AUDIT REPORT FOR THE YEAR ENDED DECEMBER 31, 2008, AUDITED BY ROBERT T. TAYLOR, CPA HAD BEEN RESCINDED AS A RESULT OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD'S FINDINGS AND SUBSEQUENT REVOCATION OF HIS REGISTRATION. CERTAIN FOOTNOTES HAVE BEEN UPDATED.

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

                                    PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer purchase of Equity Securities
                               10
Item 6. Selected   Financial  Data                                            10

Item 7. Management's  Discussion  and  Analysis  of  Financial  Condition and
        Results Of Operation                                                  11

Item 8. Financial Statements and Supplementary Data                           17

Item 9. Changes  In and Disagreements With Accountants on Accounting and
        Financial Disclosure                                                  29

Item 9T. Controls and Procedures                                              29

Item 9B. Other Information                                                    30


PART III
Item  10. Directors  and  Executive  Officers  and  Corporate Governance      31

Item 11. Executive Compensation                                               32

Item 12. Security  Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      33

Item 13. Certain  Relationships  and  Related  Party  Transactions,  and
          Director Independence                                               34

Item 14. Principal Accountants Fees and Services                              34


PART IV

Item 15. Exhibits                                                             34

Signatures                                                                    35













================================================================================

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

                                       1
================================================================================

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






































































                                      2
================================================================================

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













































                                       3
================================================================================

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

                         Amour Fiber Core, Inc.
                                 Nevada


                               Name Change
                   American Fiber Green Products, Inc.
                                May 2004


                        Wholly Owned Subsidiaries

            Amour Fiber Core, Inc.       American Leisure Products, Inc.
                   Florida                          Florida

































                                       4
================================================================================

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

In Western States, where the Company's facilities were originally located, the typical cost to a manufacturer to dispose of fiberglass waste in an approved landfill varies from $25 - $140 per ton, plus shipping costs. The disposal fee for resin waste in an approved landfill is typically $250 - $350 per 55 gallon drum, plus shipping costs. These costs appear to be representative of the disposal costs of these types of waste throughout the United States. The goal of

                                      4
================================================================================
the Company is to expand its manufacturing capacity to support the processing of a significant percentage of the outdated resins and molded fiberglass waste which are shipped to landfills. The Company will accept resins and fiberglass waste materials from a variety of suppliers. Past suppliers have included the US Navy, The Boeing Company, various boat manufacturers and general fiberglass manufacturers. The Company anticipates that adequate fiberglass wastes and related materials can be obtained from domestic sources; however, should these sources prove to be inadequate, the Company can purchase new materials to supplement any deficiency.
































































                                       6
================================================================================

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

GROWTH STRATEGY

Management believes that there are significant opportunities to increase revenues and market position in the recycling and manufacturing industries through the following:

o Optimizing our marketing plan;
o Maintaining our state-of-the-art technology position;
o Managing our raw material inventory
o Expanding our products so that new products may be offered;
o Increasing our sales volume;
o Expanding to regional offices
o Maintaining a conservative balance sheet and disciplined capital spending program Management is presently evaluating plans for our off shore inquires for License agreements. Our future growth will be to support our Licensees by marketing these product lines:

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

The Company maintains a website with the address www.americanfibergreenproducts.com The Company is not including the information
-----------------------------------
contained on its website as part of, or incorporating it by reference into, this report on Form 10-K. The Company will make available, free of charge, through our website, all filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

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

      Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the costs of producing the products manufactured by the Company or otherwise adversely affect demand for its products. The Company does not currently anticipate any material adverse effect on its operations, financial conditions or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business and there can be no assurance that material environmental liabilities will not
arise.    It    is    also    possible    that    future   developments   in
                                       7
================================================================================
environmental regulations could lead to material environmental compliance or cleanup costs. If the Company were to lose its certification to accept fiberglass wastes, it would be necessary to use new resins in the manufacturing process, which could reduce the Company's cost advantage.

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



                                       8
================================================================================

o Obtain feedback from the customer base to continually improve the product or the sales channel.
  Initially, all shipping will be direct to the consumer and produced in our Florida facility, with the Company receiving bulk shipments from its suppliers at the same location.





































































                                       9
================================================================================

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

                                       9
================================================================================

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

o Rental locations will be established throughout the country to satisfy the demand for exotic or,premium rentals in locations such as Miami, FL, Daytona, FL, Las Vegas, NV, Los Angeles, CA, etc. The Company intends to use these centers to rent, service, and sell its products.
o Parts and service. The parts required to assemble these vintage cars will be made available to our dealer network as well as retail consumers. Through the use of our web site, both dealers and consumers will be able to interface with the factory for their needs. The service category includes revenues from customers for the repair of damaged items or items that need to be installed.


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

Like other fiberglass products, the Company's products are typically sold at a price higher than similar wood products; however like other fiberglass products, the Company's products have strong resistance to moisture, dry rot and surface damage. The Amour products also present features of higher strength and durability. The Company
                                       10
================================================================================
believes these long term benefits off-set the higher price of the product. The Company's products are similar in cost to new and recycled plastic products. The advantages that the Company's products have over plastic products are higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

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

                                       11
================================================================================

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

On August 20, 2010 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.50 and there were approximately 1099 shareholders of record of common stock and no holders of record of preferred stock.

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

                                       12
================================================================================

During the year ended December 31, 2009, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 6.
SELECTED FINANCIAL DATA

Not applicable.
































































                                       13
================================================================================

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



                                       14
================================================================================

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




                                       15
================================================================================

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












                                       16
================================================================================

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





                                       17
================================================================================

Capital expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2010-2011, we expect to have total capital expenditures of $525,000.00 -- Amour Fiber Core $250,000 for the pilot plant and American Leisure Products $275,000.




































































                                       18
================================================================================

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

                                       20
================================================================================

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







































                                       21
================================================================================

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



















































                                       22
================================================================================

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: American Fiber Green Products, Inc.

I  have  audited the balance sheets of American Fiber Green Products, Inc.
as of December 31, 2009 and 2008, the related statements of operation, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility was to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



Peter Messineo, CPA
Palm Harbor, Florida
August 19, 2010

























                                       23
================================================================================

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
                                                                                   ============== ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including related party payables of $134,131 (2009) and
$115,766 (2008)                                                                    $   265,624    $    350,308
Accrued expenses                                                                         4,932          4,450
Subscription payable                                                                    10,000          10,000
                                                                                   ------------   -------------
Total current liabilities                                                              280,556         364,758

Notes payable                                                                          293,035         298,035
Deferred wages                                                                         745,697         682,697
Accrued interest                                                                       658,265         579,723
Other payables - related parties                                                       344,209         224,192
                                                                                   -------------- ---------------
Total liabilities                                                                    2,321,762       2,149,405

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 350,000,000 shares authorized; 11,385,735 (2009)
and 11,385,735 (2008) shares issued and outstanding                                     11,386          11,386
Additional paid in capital                                                           2,423,383       2,423,383
Accumulated deficit                                                                 (4,587,213 )    (4,422,318 )
                                                                                   ------------   -------------
Total stockholders' deficit                                                         (2,152,444 )    (1,987,549 )

                                                                                   $   169,318    $    161,856
                                                                                   ============== ===============



The accompanying notes are an integral part of the financial statements.










                                       24
================================================================================

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                           DECEMBER 31,         DECEMBER 31,
                                                                               2009                 2008
                                                                          ----------------     ---------------

Other Expenses (Income):
Marketing, general and administrative expenses                            $        88,870      $       87,411
Interest expense                                                                   88,412              87,507
Interest income                                                                   (12,387 )           (13,258 )
                                                                          ------------------   -----------------

Net loss                                                                  $      (164,895 )    $     (161,660 )


Net loss per share:
    Basic                                                                 $          (.01 )    $         (.02 )
    Diluted                                                               $          (.00 )    $         (.00 )

Weighted average number of common shares:
    Basic                                                                      11,385,735          10,622,152
    Diluted                                                                    26,950,735          25,415,152
                                                                          ----------------     ---------------



The accompanying notes are an integral part of the financial statements.






































                                       25
================================================================================

                      AMERICAN FIBER GREEN PRODUCTS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                         COMMON       COMMON        DDITIONAL
                                          STOCK        STOCK         PAID IN       ACCUMULATED
                                         SHARES       AMOUNT       A CAPITAL         DEFICIT         TOTAL
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







































                                       26
================================================================================

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

                                       27
================================================================================

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

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida

                                       28
================================================================================
corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., ( a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida)


































































                                       29
================================================================================

NOTE 2 - GOING CONCERN

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

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent

                                       30
================================================================================
the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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




























































                                       31
================================================================================

The  fair  value  of financial instruments approximated their carrying values at
December   31,  2009.  The  financial  instruments  consist  of  cash,  interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2009, there existed notes payable with conversion features (see Notes Payable footnote) which had dilutive effect. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2009 and 2008, there were no restricted shares that were considered restricted.

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










                                       32
================================================================================

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






                                       33
================================================================================

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


































































                                       34
================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of December 31, 2009. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Accounts payable includes related party payables of $134,131 and $115,766 as of December 31, 2009 and 2008, respectively.

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


Accrued Salaries as of December 31, 2009:

        Barb Amour                                         $ 110,575
        Les Amour                                          $  49,500
        Kristal McCleave                                   $  99,967
        Kenneth McCleave                                   $ 485,655











































                                       35
================================================================================

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





                                    36
================================================================================

In a 2004 the Company agreed to convert loans, including accrued interest, into shares of common stock at a rate of $.05, the then fair market value of the shares. The total original amount of the loans is $284,500 plus accrued interest at a weighted average rate of 13.6% is $493,733 and $455,111 for the years ended December 31, 2009 and 2008, respectively. The total common shares, if converted, would be approximately15,565,000 and 14,793,000 as of December 31, 2009 and 2008, respectively.

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



























































                                       37
================================================================================

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

Temporary differences affecting the deferred tax asset are as follows:



                                                                                  2009              2008
                                                                              --------------    --------------
Accumulated deficit                                                           $   4,587,213     $   4,422,318
Difference between tax and book for accrued interest and deferred wages
                                                                                 (1,403,962 )    (  1,262,420 )

Other                                                                              (359,111 )        (359,111 )
                                                                              ----------------  ----------------

                                                                                  2,824,140         2,800,787
Valuation allowance                                                              (2,824,140 )      (2,800,787 )
                                                                              ----------------  ----------------
                                                                              $           0     $           0
                                                                              ================  ================

The valuation allowance increased by $23,353 during the year ended December 31, 2009 and $74,093 during the year ended December 31, 2008.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

On February 8, 2010, the Company dismissed our independent registered auditor, Robert T. Taylor of Bothell Washington, based on their notification to us of partner service limitation. On the same day, we engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor.

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



TITLE OF                                                                      NUMBER OF      PERCENT OF
CLASS                    NAME AND ADDRESS OF BENEFICIAL OWNER (1)              SHARES           CLASS
----------------   ------------------------------------------------------   --------------   ------------
Common             Kenneth McCleave *                                           1.916,854          16.83 %
                   9401 Oak Street.,
                   Riverview, FL 33569
                   Daniel L. Hefner *
                   1502 N. Taylor Road,
Common             Brandon, FL 33510                                            1,801,240          15.82 %
                   Robert Maxwell
                   N/A
Common              Florida                                                     1,801,240          15.82 %
                   Michael A. Freid *
                   2208 Laurel Oak Drive
Common             Valrico, FL 33596                                              100,000           0.88 %
                   Barb Amour
Common             Monroe, WA 98272                                               673,111           5.91 %
                   *ALL OFFICERS AND DIRECTORS AS A GROUP (3 PERSONS)           3,818,094          33.53 %
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

ITEM 15.
EXHIBITS


EXHIBIT #    DESCRIPTION
------------ -------------------------------------------------------------------
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



Date: August 23, 2010                       AMERICAN FIBER GREEN PRODUCTS, INC.


                                            By: /s/ DANIEL L. HEFNER
                                                --------------------------------
                                                Daniel L. Hefner,
                                                President and Director
                                                (Principal Executive Officer)


                                            By: /s/ MICHAEL A. FREID
                                                --------------------------------
                                                Michael A. Freid,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

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



Date:  August 23, 2010                 /s/ Daniel L. Hefner
                                       -----------------------------------------
                                       Daniel L. Hefner
                                       President and Principal Executive Officer

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


Date: August 23, 2010                      /s/ Michael A. Freid
                                           -------------------------------------
                                           Michael A. Freid
                                           Chief Financial Officer and Principal
                                           Accounting Officer

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

Date: August 23, 2010                        /s/ Daniel L. Hefner
                                             -----------------------------------
                                             Daniel L. Hefner
                                             President and Principal Executive
                                             Officer

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

Date: June 21, 2010                        /s/ Michael A. Freid
                                           -------------------------------------
                                           Michael A. Freid
                                           Chief Financial Officer and Principal
                                           Accounting Officer