Form 10-Q
period 2010-09-30
American Fiber Green Products, Inc.
filed 2010-11-15
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-Q
                                 --------------
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

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

                                 Yes [ ] No [X]

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2010.

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

PART I FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATMENTS

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                         2010             2009
                                                      --------------   ------------
                                                        (unaudited)
ASSETS
Current Assets:
Cash                                                    $         0    $       100
Other receivables, net                                       58,320         48,313
                                                      -------------- --------------
Total current assets                                         58,320         48,413

Notes receivable, net                                        98,405         98,405
Machinery, Equipment and Tooling, net of
Accumulated Depreciation of $31,250 and $27,500              18,750         22,500
                                                      -------------- --------------
Total Assets                                            $   175,475    $   169,318
                                                      ============== ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                        $   291,813    $   265,624
Accrued expenses                                              3,200          4,932
Subscription payable                                         10,000         10,000
                                                      -------------- --------------
Total current liabilities                                   305,013        280,556

Notes payable to shareholders                               296,035        293,035
Deferred wages                                              792,947        745,697
Accrued interest payable                                    725,900        658,265
Other payables, related parties                             344,174        334,209
                                                      -------------- --------------
Total Liabilities                                         2,464,069      2,321,762
                                                      -------------- --------------

Stockholders' Deficit
Preferred  stock, $.001 par value; 5,000,000 shares
authorized; no shares issued or outstanding                    --             --

Common stock, $.001 par value; 350,000,000 shares
authorized; 11,385,735 (September 30, 2010) and
(December 31, 2009) shares issued and outstanding            11,386         11,386
Additional paid in capital                                2,423,383      2,423,383
Accumulated deficit                                      (4,723,363)    (4,587,213)
                                                       --------------  --------------
Total stockholder's deficit                              (2,288,594)    (2,152,444)
                                                        ------------   --------------

Total Liabilities and Stockholders' Deficit             $   175,475    $   169,318
                                                       ============== ==============

The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30,                 SEPTEMBER 30,
                          -----------------------------------------------------------
                                2010            2009          2010           2009
                          --------------- --------------- ------------- -------------
REVENUES                         ---             ---           695           ---
                          --------------- --------------- ------------- -------------

OTHER INCOME (EXPENSE):
Marketing, general and
administrative expenses   $      25,561   $      24,806 $      74,904  $    71,164
Interest expense                 24,874          26,409        72,849       66,056
Interest income                  (3,709)         (4,500)      (10,908)     (11,037)
                          --------------- ----------------------------- -------------

TOTAL OTHER INCOME (EXPENSE)    (46,726)        (46,715)     (136,150)     (126,183)
                          --------------- ----------------------------- -------------

INCOME (LOSS) BEFORE
INCOME TAXES                    (46,726)        (46,715)     (136,150)     (126,183)
                          --------------- ----------------------------- -------------

Income taxes                     --               --             --             --
                          --------------- ----------------------------- -------------

NET INCOME (LOSS)         $     (46,726)  $     (46,715) $   (136,150) $   (126,183)
                          =============== ============================= =============

Basic and diluted income
(loss)per share           $       (0.00)  $       (0.00) $      (0.01) $      (0.01)
                          =============== ============================= =============

Basic and diluted
weighted average
number of common
shares outstanding            11,385,735      11,385,735    11,385,735    11,385,735
                          =============== ============================= =============

   The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2009
                               AND THE NINE MONTHS
                         ENDED SEPTEMBER 30, 2010 UNAUDITED



                              COMMON      COMMON    ADDITIONAL    ACCUMULATED
                               STOCK      STOCK      PAID IN      DEFICIT
                              SHARES      AMOUNT     CAPITAL                      TOTAL
                             ----------  ---------  ----------    -----------    -----------

Balance, December 31, 2008    11,385,735    11,386   2,423,383   (4,422,318)    (1,987,549)

Net loss                                                           (164,895)      (164,895)

Balance, December 31, 2009    11,385.735    11,386   2,423,383   (4,587,213)    (2,152,444)

Net loss for the nine months
ended September 30,2010 unaudited)                                 (136,150)      (136,150)

                             -----------  ---------  ---------  -------------  -------------

Balance, Sept 30, 2010       11,385,735  $ 11,386 $ 2,423,383  $ (4,723,363)   $(2,288,594)
(unaudited)                  ===========  ======== ===========  =============  =============


   The accompanying notes are an integral part of the financial statements.


                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   UNAUDITED

                                                                   2010           2009
                                                              ------------------------------
OPERATING ACTIVITIES
Net loss
                                                            $     (136,150)  $    (126,183)
Adjustments to reconcile net loss to net cash
used by operating activities:

Depreciation                                                         3,750           3,750
Increase (decrease) in:
Prepaid expenses                                                      --               --
Interest receivable, related parties                               (10,007)        (11,037)
Accounts payable and accrued expenses                               24,457          25,443
Deferred compensation                                               47,250          47,250
                                                           ---------------- ----------------

Net cash used by operating activities                              (70,700)        (60,777)
                                                           ---------------- ----------------

INVESTING ACTIVITIES
Other LT assets & liabilities                                       67,600          57,255
                                                           ---------------- ----------------

Net cash used by investing activities                               67,600          57,255
                                                           ---------------- ----------------

FINANCING ACTIVITIES
Issuance of common stock                                                ---             ---
Proceeds from issuance of notes payable                              3,000           3,517
Payments from issuance of notes payable                                 ---             ---
                                                           ---------------- ----------------

Net cash provided by financing activities                            3,000           3,517
                                                           ---------------- ----------------

NET DECREASE IN CASH                                                  (100)             (5)
CASH AT BEGINNING OF YEAR                                              100              25
                                                           ---------------- ----------------

 CASH AT END OF PERIOD                                       $          --    $         20
                                                           ---------------- ----------------

   The accompanying notes are an integral part of the financial statements.

           AMERICAN FIBER GREEN PRODUCTS, INC. NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2010 AND FOR THE
                THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
                                   UNAUDITED

NOTE 1 - ORGANIZATION AND BUSINESS

American Fiber Green Products, Inc. (AFBG) came into existence as a result of the following transactions:

In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the Company to process waste fiberglass and resins into new commercially viable products.

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press, Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1)increasing the authorized shares from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of

Incorporation were filed with the State of Washington. Although approved and recorded, the 3:1 forward split was not reported to the transfer agent of the Company. The resulting change in common stock was from 3,675,996 to 1,027,988 common shares issued and outstanding.

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

On May 24, 2004, Amour Fiber Core, Inc. (Nevada) then entered into an Agreement and Plan of Merger with American Leisure Products, Inc., a Florida corporation with a total issued and outstanding 100,000 common shares. A 1:6 reverse split of the Amour Fiber Core, Inc. shares held by the AFC shareholders reduced the issued and outstanding common shares of AFC (Nevada) from 11,027,988 to 1,837,998. The merger called for each share of ALP to convert to 73.52 shares of Amour Fiber Core, Inc. (Nevada). The sole shareholder of ALP received 7,352,000 shares of Amour Fiber Core, Inc. (Nevada) in the merger (i.e. a conversion ratio of 73.52:1. Following this transaction, Amour Fiber Core, Inc. (Nevada) had 9,189,998 shares outstanding.

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada)was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington)were moved to a newly formed, Amour Fiber Core, Inc.,(a Florida Corporation)as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada)holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida).

           AMERICAN FIBER GREEN PRODUCTS, INC. NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                      AS OF SEPTEMBER 30, 2010 AND FOR THE
             THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
                                   UNAUDITED
NOTE 2 - GOING CONCERN

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended September 30, 2010 and 2009, (b) the financial position at September 30, 2010 and December 31, 2009, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made. The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 4 - NOTES RECEIVABLE

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses to facilitate the development and production of fiberglass products. The Company does not expect repayment of these amounts to occur during the next 12 months.


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
                                                                     ===========

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2010 AND FOR THE
                 NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
                                   UNAUDITED

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been renewed in 2010 at the 2009 rate. The Company expects all terms and conditions to remain consistent with the previous contract.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of September 30, 2010. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Notes payable at September 30, 2010 consist of the following:

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

           AMERICAN FIBER GREEN PRODUCTS, INC. NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                      AS OF SEPTEMBER 30, 2010 AND FOR THE
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
                                   UNAUDITED

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of
AFBG) for cash advances

made to AFBG.

Due to PAC                                           $  341,685
Due to Nimble Boat Works                             $    1,574
Due to Dan Hefner                                    $      915

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

RESULTS OF OPERATIONS

Revenues

The  Company  had revenue of $-0- for the three months ended September 30, 2010.
The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the year ended December 31, 2011. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three and nine months ended September 30, 2010 of $24,874 and $72,849, compared to interest expense of $26,409 and $66,056 for the three and nine months ended September 30, 2009. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three and nine months ended September 30, 2010 were $25,561 and $74,904 compared to $24,806 and $71,164 for the three months ended September 30, 2009.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2010 still holds opportunities, and besides the operational business strategies discussed above, we intend to implement the following plans in 2010 and 2011 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2010, the Company had a net loss of $46,726, cash used by operations of $70 and negative working capital of $246,693. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include

(i) the Company's ability to retain customers, attract new customers at a steady rate and maintain customer satisfaction, we cannot be sure that we will be able to attract sufficient customers to maintain or grow revenue and consequently our long term growth and success may be negatively impacted; (ii) the announcement or introduction of new technology by the Company and its competitors, we cannot be sure that our competition will not significantly impact our customer base, and thereby negatively impact our revenues, with new and improved technology;
(iii) price competition or higher prices in the industry, we cannot be sure that we will be able to maintain our current pricing structure and gross margins to be able to compete with new competitors at reasonable prices; (iv) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, the Company cannot be sure that it will be able to raise sufficient capital in order for it to grow its infrastructure; (v) governmental regulation, the Company must comply with regulations from several governmental agencies to ensure compliance of products, recycling processes and manufacturing facilities, but there is no assurance that the regulations will not change or become more restrictive in the future, thereby limiting the ability of the Company to produce cost effective products.

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

Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2010 based on such criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
REMOVED AND RESERVED

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2010.

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

 Date: November 13, 2010                     AMERICAN FIBER GREEN PRODUCTS, INC.

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

Date:  November 13, 2010                   /s/ Daniel L. Hefner
                                      -----------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive Officer

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

Date: November 13, 2010                    /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2010                 /s/ Daniel L. Hefner
                                     ------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive
                                      Officer









                                  EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

           PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2010         /s/ Michael A. Freid
                             ---------------------------------------
                              Michael A. Freid
                              Chief Financial Officer and Principal
                              Accounting Officer