Form 10-K
period 2010-12-31
American Fiber Green Products, Inc.
filed 2011-04-15
CIK 1009925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 --------------
                                   FORM 10-K
                                 --------------
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                                 (813) 247-2770
              Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [_]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [_] YES [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,171,521 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of April 11, 2011.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2010

                               TABLE OF CONTENTS

                                                                           PAGE

PART I

Item 1.   Description of Business                                             1

Item 1A.  Risks Particular to the Company's Business                          9

Item 2.   Description of Property                                             9

Item 3.   Legal Proceedings                                                   9

Item 4.   Removed and Reserved                                                9

                                    PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters
          and Issuer purchase of Equity Securities                           10

Item 6.   Selected Financial Data                                            10

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results Of Operation                                               11

Item 8.   Financial Statements and Supplementary Data                        17

Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                               29

Item 9AT. Controls and Procedures                                            29

Item 9B.  Other Information                                                  30


                                    PART III

Item 10.  Directors and Executive Officers and Corporate Governance          31

Item 11.  Executive Compensation                                             32

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 33

Item 13.  Certain Relationships and Related Party Transactions, and

          Director Independence                                              34

Item 14.  Principal Accountants Fees and Services                            34


                                    PART IV

Item 15.  Exhibits                                                           34

Signatures                                                                   35

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

EMPLOYEES

As of December 31, 2010, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

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

ITEM 4.
REMOVED AND RESERVED


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


BID PRICES

-------------------------

LOW             HIGH

-------------------------

FISCAL 2009

First Quarter (January 1, 2009 through March 31, 2009)
$0.08           $1.10

Second Quarter (April 1, 2009 through June 30, 2009)
$0.60           $0.80

Third Quarter (July 1, 2009 through September 30, 2009)
$0.20           $0.75

Fourth Quarter (October 1, 2009 through December 31, 2009)
$0.26           $0.55


FISCAL 2010

First Quarter (January 1, 2010 through March 31, 2010)
$0.47           $0.65

Second Quarter (April 1, 2010 through June 30, 2010)
$0.26           $0.62

Third Quarter (July 1, 2010 through September 30, 2010)
$0.40           $0.70

Fourth Quarter (October 1, 2010 through December 31, 2010)
$0.40           $0.70


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

During the year ended December 31, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

American Leisure Products.

American Leisure Products (ALP) will produce FRP parts within the fiberglass industry. In addition the Company will produce parts from the company owned molds for the after-market hot rod industry and the marine industry. ALP will produce and sell vintage car bodies, boats, and other fiberglass components in the leisure products line. The leisure market has been defined in recent years as one of the fastest growing market segments because of 'baby boomers' who have reached a point of financial affluence and increasing leisure time. Their desire to enjoy the 'fruits of their labor' has created a massive market that our products will feed. The company currently owns molds for several products, but will also be acquiring additional molds and tooling as funding is achieved through debt or equity or the combination.

RESULTS OF OPERATIONS

Revenues.

The Company had $695 in other revenue for the year ended December 31, 2010 and $1,630 in revenue for the year ended December 31, 2009 that included in the Other expense/Income amounts. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2011. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2010, of $98,552. Interest for the year ended December 31, 2009 was $88,412. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $97,633 and $90,500 respectively.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2010 the Company had a net operating loss carry forward of approximately $4,767,996. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2011 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2011 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2010 and 2009 the Company used cash from operating activities of $94,804 and $193,484, respectively. The decrease in cash used is primarily due to less payments on accounts payable obligations.

During the years ended December 31, 2010 and 2009 the Company used cash in investing activities of $-0- and $-0- respectively.

During the years ended December 31, 2010 and 2009 the Company provided cash from financing activities of $94,745 and $193,559, respectively. This decrease of cash provided by financing activities is primarily due to the decrease in other notes payable related party.

The aggregate value of outstanding loans as of December 31, 2010 is $640,209. This amount is comprised of convertible notes payable of $296,035 and notes payables - related party of $354,174. Notes payable are due on demand, with accumulated interest on a compound basis at rates specified in each note. Notes payable - related party of $354,174 includes $341,685 due to one related party. Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2010, working capital deficit was $2,449,132. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010, the Company had a net loss of $180,783, cash used by operations of $94,804, and negative working capital of $2,449,132. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to commence operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

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

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $0.001, none has been issued.

Capital expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2011-2012, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant and American Leisure Products $275,000.

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

The Company recognizes other revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer.

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

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                       Consolidated Financial Statements

                 For The Years Ended December 31, 2010 and 2009
            Reports of Independent Registered Public Accounting Firm

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

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: American Fiber Green Products, Inc.

I  have  audited the balance sheets of American Fiber Green Products, Inc.
as of December 31, 2010 and 2009, the related statements of operation, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility was to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




Peter Messineo, CPA
Palm Harbor, Florida
April 15, 2011

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                           ------------------------------
                                                                                     2010            2009
                                                                           ------------------------------

 ASSETS
 Current assets:
 Cash                                                                           $       41    $       100
 Interest receivable, related parties                                               62,120         48,313
                                                                           ------------------------------
 Total current assets                                                               62,161         48,413
                                                                           ------------------------------

Furniture and equipment, net of accumulated
depreciation of $32,500 and $27,500, respectively                                   17,500         22,500

Other assets:

Notes receivable, net                                                               98,405         98,405
                                                                           ------------------------------
 Total other assets                                                                115,905        120,905
                                                                           ------------------------------
                                                                                  $178,066       $169,318
                                                                           ==============================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
Accounts payable, including related party payables of $117,957 and
   $134,131 at December 31, 2010 and 2009, respectively                    $    296,292        $265,624
 Accrued expenses                                                                 6,050           4,932
 Deferred wages                                                                 808,697         745,697
 Convertible notes payable                                                      296,035         296,035
 Accrued interest                                                               750,045         658,265
 Notes payable - related parties                                                354,174         351,209
                                                                           ------------------------------
 Total current liabilities                                                    2,511,293       2,321,762

 Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding                                       --               --
Common stock; $0.001 par value; 350,000,000 shares authorized;
   11,385,735 and 11,385,735 shares issued and outstanding at December
   31, 2010 and 2009, respectively
                                                                                 11,386          11,386
 Additional paid in capital                                                   2,423,383       2,423,383
 Accumulated deficit                                                        (4,767,996)     (4,587,213)
                                                                           ------------------------------
 Total stockholders' deficit                                                 (2,333,227)    (2,152,444)
                                                                           ------------------------------
                                                                           $    178,066   $     169,318
                                                                           ==============================

The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------------
                                                                                                           2010           2009
                                                                                               ---------------------------------

 Other Expenses (Income):
      Marketing, general and administrative expenses                                                     96,938         88,870
      Interest expense                                                                                   98,552         88,412
      Interest income                                                                                  (14,707)       (12,387)
                                                                                               ---------------------------------


                                                                                               ---------------------------------
 Net loss                                                                                            $(180,783)     $(164,895)
                                                                                               =================================

 Net loss per common share, basic and diluted                                                  $        (0.02 )  $      (0.01)
                                                                                               ---------------------------------

                                                                                               ---------------------------------
 Weighted average number of common shares                                                            11,385,735     11,385,735
                                                                                               ---------------------------------



The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009





                                                            CAPITAL IN                       TOTAL
                                                            EXCESS OF     ACCUMULATED    STOCKHOLDERS'
                                      COMMON STOCK          PAR VALUE       DEFICIT        DEFICIT
                                --------------------------
                                    SHARES      AMOUNT
                                -----------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2008       11,385,735    $11,386     $2,423,383    $(4,422,318)   $(1,987,549)
 Net loss                                 --         --               --        (164,895)      (164,895)
                                -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2009
                                  11,385,735     11,386      2,423,383     (4,587,213)    (2,152,444)
 Net loss                                 --         --               --        (180,783)      (180,783)
                                -----------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2010       33,563,428    $11,386     $2,423,383    $(4,767,996)   $(2,333,227)
                                -----------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                              ----------------------------------
                                                                                                     2010             2009
                                                                                              ----------------------------------

 OPERATING ACTIVITIES
 Net loss                                                                                            $(180,783)     $(164,895)
                                                                                              ----------------------------------
Adjustments to reconcile net loss to net cash used by operating activities:

 Depreciation                                                                                             5,000          5,000
 (Increase) decrease in:
           Interest receivable                                                                         (13,807)       (12,387)
 Increase (decrease) in:
           Accounts payable                                                                              30,668       (84,684)
           Accrued expenses                                                                               1,118            482
           Deferred compensation                                                                         63,000         63,000
                                                                                              ----------------------------------
 Net cash used by operating activities                                                                 (94,804)      (193,484)
                                                                                              ----------------------------------
 INVESTING ACTIVITIES
                                                                                              ----------------------------------
   Net cash used by investing activities                                                                      --              --
                                                                                              ----------------------------------
 FINANCING ACTIVITIES
 Proceeds from issuance (settlement) of notes payable                                                     3,000        (5,000)
 Increase in interest payable to shareholders                                                            91,780         78,542
 Proceeds from issuance of other long term liabilities                                                    (35)         120,017
                                                                                              ----------------------------------
 Net cash provided by financing activities                                                               94,745        193,559
                                                                                              ----------------------------------

 NET (DECREASE) INCREASE IN CASH                                                                           (59)             75
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             100             25
                                                                                              ----------------------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $              41          $ 100
                                                                                              ----------------------------------
 Cash paid during the year for interest                                                       $              --   $           --
                                                                                              ----------------------------------






The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and, the Company has not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company anticipates beginning construction of a pilot plant within the next 12 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 24 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $250,000 for the pilot plant and as much as $1.6M for a full function plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Certain accounts and financial statement amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

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

The  fair  value  of financial instruments approximated their carrying values at
December   31,  2010.  The  financial  instruments  consist  of  cash,  interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2010 and 2009, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2010 and 2009, there were no restricted shares that were considered restricted.

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

Notes receivable are made up of the following:

                                                                               DECEMBER 31,
                                                                 ------------------------------------------
                                                                               2010               2009
                                                                 ------------------------------------------
     Note receivable, related party, 10% interest, past maturity                    $ 6,000       $6,000
     Note receivable, related party, 10% interest, past maturity                     52,452       52,452
     Note receivable, related party, 10% interest, past maturity                     20,253       20,253
     Note receivable, related party, 8% interest, past maturity                      14,700       14,700
     Note receivable, related party, 8% interest, past maturity                       5,000        5,000
                                                                 ------------------------------------------
                                                                                    $98,405      $98,405
                                                                 ==========================================


The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract will be renewed in 2011. The Company expects all terms and conditions to remain consistent with the previous contract.

The Company anticipates that it will enter into employment contracts with two other key employees in 2011 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

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

At the time of this reverse merger, in accordance with SFAS 141 (pilcrow)17, the smaller combining entity (ALP), a) holds a majority of the voting rights, (80.0%) of the combined company (AFC) common shares outstanding; and b)comprises the senior management of the combined company.

Merger Costs

In  connection  with  the  merger  of  Amour  and American Leisure Products, the
Company   incurred   legal   costs   of  $30,818.  The  costs  were  treated  as
administrative expense in the period incurred.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2010 or 2009. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Accounts payable includes related party payables of $117,957 and $134,131 as of December 31, 2010 and 2009, respectively.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 8 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as currentliabilities.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:



                                                                                         DECEMBER 31,
                                                                                      2010           2009

                                                                                $  133,000    $   133,000
Three notes payable to Robert Chilpala, dated June 4, 1998, July 10,
1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0%
respectively principle and  interest payable on demand, convertible to common stock at $0.05 per share.
One note payable to Gerald Rau, dated 4/1/2000, interest rate at 8.75%,

past due and convertible to common stock at $0.05 per share                        101,500        101,500
Three notes payable to Les Smyth, dated September 15, 1998, June 14,

1999 and June 14, 1999, interest rates at 14%, past due and
convertible to common stock at $0.05 per share                                      50,000         50,000
Note payable to B Carroll, dated March 22, 2007, interest at 10%,                   10,000         10,000
past due and convertible to common stock at $0.05 per share
One note payable to Ken McCleave, dated April 8, 2005, interest rate                 1,535          1,535
at 10% and past due.
                                                                        ------------------------------------
Total convertible notes                                                         $  296,035    $   296,035


During 2008, the Company negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on four notes.

Interest accrued on the above notes per individual is as follows:



                                                                                DECEMBER 31,
                                                                                     2010               2009
Robert Chlipala
                                                                           $      313,955      $     271,077
Gerald Rau
                                                                                   91,336             91,336
Les Smyth                                                                         131,320            131,320
B Carroll                                                                           4,560              4,202
Ken McCleave                                                                        1,879              1,797


In a 2004 the Company agreed to allow the outstanding loans, including accrued interest at that time, to be convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2010 is $284,500 plus previously accrued interest of $287,318 for the years ended December 31, 2010 and 2009, respectively. The total common shares, if converted, would be approximately 11,500,000 shares as of December 31, 2010 and 2009, respectively.

NOTE 10 - Notes Payable- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.


                                                                                DECEMBER 31,
                                                                                     2010              2009
Six notes payable Due to PAC, dated May 14, 2004, through December
2004 and October 3, 2009, interest rates at 10% and 8%, principle and       $     341,685     $     341,685
interest due on demand.-
Note Payable to ICF, interest rate at 8%, payable on demand                 $       7,000     $       7,000
Note payable to Due to Nimble Boat Works, interest rate at 8% payable
on demand                                                                           1,574             1,574
Two notes to Due to Dan Hefner, interest                                            3,915               950
rate at 8%, payable on demand
                                                                       ------------------------------------
Total other long-term payables                                              $     354,174     $     351,209



Interest accrued on the above loans is $211,556 and $198,635 at December 31, 2010 and 2009, respectively.

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

Temporary differences affecting the deferred tax asset are as follows:

                                                                                         DECEMBER 31,
                                                                                      2010          2009

Accumulated deficit                                                        $     4,767,997    $   4,587,213
Difference between tax and book for accrued interest and

deferred wages                                                                 (1,429,965)      (1,403,962)

Other                                                                            (487,888)        (359,111)
                                                                          ---------------------------------
                                                                                 2,850,144        2,824,140
Valuation allowance                                                            (2,850,144)      (2,824,140)
                                                                          ---------------------------------
                                                                                        --               --

The valuation allowance increased by $26,004 during the year ended December 31, 2010 and $23,353 during the year ended December 31, 2009.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9T
DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were effective.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on such criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.
OTHER INFORMATION

None

                                    PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

NAME OF DIRECTOR OR EXECUTIVE OFFICER            AGE     CURRENT POSITION
                                                            AND OFFICE
-----------------------------------------------  ------ ---------------
Daniel  L.  Hefner                               60      President, Chief
                                                          Executive Officer and
                                                          Director
Kenneth W. McCleave                              58      Chairman of the Board
                                                          of Directors
Michael A. Freid                                 58      Chief Financial Officer

Daniel L. Hefner, 60, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 58 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Michael A. Freid, 58, graduated from Western Illinois University in 1974 with a BBA in Accountancy. He earned his CPA certificate in 1978. The majority of Mr. Freid's career has been with international manufacturing companies where he held various positions in accounting, internal auditing, and operations management.

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

ITEM 11.
EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2010 and 2009 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

SUMMARY COMPENSATION TABLE

                                                                         Non-qualified
                                                                              Deferred
                                               Stock  Option  Non-Equity  Compensation    All other
                                Salary Bonus  Awards  Awards   Incentive      Earnings Compensation  Total
Name and principal    Year         ($)   ($)  ($)(2)  ($)(2)        Plan           ($)          ($)  ($)
position (a)           (B)         (C)   (D)     (E)
------------------ ------- ----------- ------ ------ ------- ----------- ------------- ------------ ------

KENNETH MCCLEAVE      2010     $63,000    --     --      --          --            --           --   $63,000
   Chairman of
   the Board of
   Directors          2009     $63,000    --     --      --          --            --           --   $63,000


DANIEL HEFNER,
   Chief              2010         --     --     --      --          --            --           --     --
   Executive
   Officer and
   President          2009         --     --     --      --          --            --           --     --

MICHAEL FREID,
   Chief              2010     $   --     --     --      --          --            --           --     --
   Financial
   Officer            2009     $   --     --     --      --          --            --           --     --

--------------------------------------------------------------------------------

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2010 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 11,385,735 shares of Common Stock outstanding as of December 31, 2010.

                                    COMMON  STOCK
                                    BENEFICIALLY
                                        OWNED                                                       PERCENTAGE
                                  NUMBER OF  SHARES                                                     OF
                                   OF COMMON STOCK                                                     CLASS
  ----------------------------------------------------------------------------------              --------------
  Kenneth McCleave, 9401 Oak Street, Riverview, FL  33569*                            1,916,854        6.83%

  Daniel Hefner, 1502 N. Taylor Road, Brandon, FL  33510*                             1,801,240       15.82%
                                                                                                       5.82%
  Robert Maxwell, N/A, Florida                                                        1,801,240        1

  Michael Fried, 2208 Laurel Oak Drive, Valrico, FL  33596*                             100,000        0.88%

  Barb Amour, Monroe, WA  98272                                                         673,111        5.91%

  *All officers and directors as a group (3 persons)                                  3,818,094       33.53%

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.
PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2010 and 2009 was $3,000 and $3,000, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

Date: April 15, 2011                    AMERICAN FIBER GREEN PRODUCTS, INC.


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

Date:  April 15, 2011                 /s/ Daniel L. Hefner
                                    -----------------------------------------
                                    Daniel L. Hefner
                                    President and Principal Executive Officer

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

Date: April 15, 2011                    /s/ Michael A. Freid
                                        -------------------------------------
                                        Michael A. Freid
                                        Chief Financial Officer and Principal
                                           Accounting Officer

EXHIBIT 32.1

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)  The  Report  fully  complies  with the requirements of Section 13 (a) or 15
(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2011                     /s/ Daniel L. Hefner
                                          -----------------------------------
                                          Daniel L. Hefner
                                          President and Principal Executive
                                             Officer

EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

(3)  Certain  accounts  and  financial  statement  classifications  in the prior
periods   have   been reclassified  to  conform to the  current period financial statement presentation.


Date: April 15, 2011                    /s/ Michael A. Freid
                                        -------------------------------------
                                        Michael A. Freid
                                        Chief Financial Officer and Principal
                                           Accounting Officer