Form 10-Q
period 2011-03-31
American Fiber Green Products, Inc.
filed 2011-05-16
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-Q

                                 --------------
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2011

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

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2011.

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

FINANCIAL STATMENTS

                                      AMERICAN FIBER GREEN PRODUCTS, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,      DECEMBER
                                                            2011        31, 2010
                                                        ------------   ------------
                                                        (unaudited)
ASSETS
Current Assets:
Cash                                                    $         2    $        41
Trade Receivables                                               ---            ---
Other receivables, net                                       66,013         62,120
                                                      -------------- --------------
Total current assets                                         66,015         62,161

Notes receivable, net                                        98,405         98,405
Machinery, Equipment and Tooling, net of
Accumulated Depreciation of $28,750 and $27,500              16,250         17,500
                                                        ------------   ------------

Total Assets                                            $   180,670    $   178,066
                                                      ============== ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including related party payables
     of $86,511 at March 31, 2011 and
     December 31, 2010                                  $   298,581    $   296,292
Accrued expenses                                              4,550          6,050
Deferred wages                                              824,447        808,697
Convertible notes payable to shareholders                   296,035        296,035
Accrued interest                                            774,607        750,045
Notes payable - related parties                             360,285        354,174
                                                      -------------- --------------

Total current liabilities                                 2,558,505      2,511,293
                                                      -------------- --------------

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000
     shares authorized; no shares issued or outstanding       --             --
Common stock, $.001 par value; 350,000,000 shares
    authorized; 11,385,735 March 31, 2011 and
    December 31, 2010 shares issued and outstanding          11,386         11,386
Additional paid in capital                                2,423,383      2,423,383
Accumulated deficit                                      (4,812,604)    (4,767,996)
                                                       ------------   -------------

Total stockholder's deficit                              (2,377,835)    (2,333,227)
                                                       ------------   -------------
Total Liabilities and Stockholders' Deficit             $   180,670    $   178,066
                                                      ============== ==============


The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2011           2010
                                                     -------------   ------------
REVENUE                                                       ---            695

Marketing, general and administrative expenses       $     23,911    $    23,079
Interest expense                                           24,589         23,706
Interest income                                            (3,892 )       (3,556 )
                                                    =============== ==============

TOTAL OTHER EXPENSE                                        44,608         43,229

LOSS BEFORE INCOME TAXES                                  (44,608 )      (42,534 )
                                                    =============== ==============

Income taxes                                                 --              --
                                                    =============== ==============

NET LOSS                                             $    (44,608 )  $   (42,534 )
                                                    =============== ==============
Basic and diluted loss per share                     $      (0.00 )  $     (0.00 )

Basic and diluted weighted average number of
common shares outstanding                               11,385,735     11,385,735
                                                    =============== =============


The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  DEFICIT FOR THE PERIOD ENDED MARCH 31, 2011
                                   UNAUDITED



                        COMMON      COMMON     ADDITIONAL
                        STOCK       STOCK      PAID IN      ACCUMULATED
                        SHARES      AMOUNT     CAPITAL       DEFICIT       TOTAL
                       ----------  ---------   -----------   ----------- -----------

Bal, Dec. 31, 2009    11,385,735  $ 11,386   $ 2,423,383  $(4,587,213) $(2,152,444)

Net loss                                                     (180,783)    (180,783)
                      ==========  ========= ============ ============== ==========

Bal, Dec. 31, 2010    11,385,735    11,386     2,423,383   (4,767,996)  (2,333,227)


Net loss for the three months
ended March 31, 2011                                          (44,608)     (44,608)
                      ---------- ---------- ------------ -------------- -----------

Bal, Mar. 31, 2011    11,385,735 $  11,386   $ 2,423,383   $(4,812,604)$(2,377,835)
                      ========== ========== ============ ============== ===========



The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   UNAUDITED

                                                            2011         2010
                                                      ------------ ------------
OPERATING ACTIVITIES
Net loss                                             $   (44,608 )   $  (42,534)
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation                                               1,250          1,250
Increase (decrease) in:
Trade Receivables                                            ---          ( 695)
Interest receivable, related parties                     ( 3,892 )      ( 3,556)
Accounts payable and accrued expenses                      6,900          7,321
Interest payable to shareholders                          24,561         22,434
Deferred compensation                                     15,750         15,750
                                                     ------------- --------------

Net cash used by operating activities                        (39 )          (30)
                                                     ------------- --------------

NET DECREASE IN CASH                                         (39 )          (30)
CASH AT BEGINNING OF PERIOD                                   41            100
                                                      ------------- ------------

CASH AT END OF PERIOD                                 $        2    $        70
                                                      ============= ============


The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2011 AND FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
                                   UNAUDITED

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2011 and 2010, (b) the financial position at March 31, 2010 and December 31, 2010, and (c) cash flows for the three month periods ended March 31, 2011 and 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of those to be expected for the entire year.

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


Notes receivable are made up of the following:



                                                            ------------------------------------
                                                                   MARCH 31,       DECEMBER 31,
                                                                     2011              2010
                                                            ------------------------------------
     Note receivable, related party, 10% interest, past               $ 6,000          $6,000
     maturity
     Note receivable, related party, 10% interest, past                52,452          52,452
     maturity
     Note receivable, related party, 10% interest, past                20,253          20,253
     maturity
     Note receivable, related party, 8% interest, past                 14,700          14,700
     maturity
     Note receivable, related party, 8% interest, past                  5,000           5,000
     maturity
                                                            ------------------------------------
                                                                      $98,405         $98,405
                                                            ====================================


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

Accounts payable includes related party payables of $86,511 as of March 31, 2011 and December 31, 2010.

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

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:




                                                                                MARCH 31,         DECEMBER 31,
                                                                                  2011               2010

Three notes payable, dated June 4, 1998, July 10,                               $133,000          $ 133,000
1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0%
respectively principle and  interest payable on demand, convertible to common stock at $0.05 per share.

One note payable, dated 4/1/2000, interest rate at 8.75%,                        101,500            101,500
past due and convertible to common stock at $0.05 per share

Three notes payable, dated September 15, 1998, June 14,                           50,000             50,000
1999 and June 14, 1999, interest rates at 14%, past due and
convertible to common stock at $0.05 per share

One note payable, dated March 22, 2007, interest at 10%,                          10,000             10,000
past due and convertible to common stock at $0.05 per share

One note payable, dated April 8, 2005, interest rate                               1,535              1,535
at 10% and past due.
                                                                        ------------------------------------
Total convertible notes payable to shareholders                               $  296,035           $296,035

                                                                        ====================================




In a 2004 the Company agreed to allow the outstanding loans, including accrued interest at that time, to be convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2010 is $284,500 plus previously accrued interest of $287,318 for the years ended December 31, 2010 and 2009, respectively. The total common shares, if converted, would be approximately 11,500,000 shares as of March 31, 2011 and December 31, 2010, respectively.

NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.


Six notes payable Due to PAC, dated May 14, 2004, through December

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2011              2010
2004 and October 3, 2009, interest rates at 10% and 8%, principle and          $ 341,685         $341,685
interest due on demand.-
Note Payable to ICF, interest rate at 10%, payable on demand                       7,000            7,000

Note payable to Due to Nimble Boat Works, interest rate at 8% payable              1,574            1,574
on demand

Two notes to Due to Dan Hefner, interest rate at 8%, payable on                   10,026            3,915
demand
                                                                     ------------------------------------
Total notes payable to related parties                                         $ 360,285        $ 354,174
                                                                     ====================================

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

RESULTS OF OPERATIONS

Revenues

The Company had no revenue for the three months ended March 31, 2011. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2011 and 2012. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended March 31, 2011 of $24,589, compared to interest expense of $23,706 for the three months ended March 31, 2010. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended March 31, 2011 were $23,911 compared to $23,079 for the three months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011, the Company has had a net loss of $44,608 and cash used by operations of $39, and negative working capital of $247,117. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures
We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2011-2012, we expect to have total capital expenditures of $525,000.00 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2011, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2011, the Company did not submit any matters to a vote of its security holders.

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2011.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT # DESCRIPTION
--------- ----------------------------------------------------------------------
    31.1  Certification of the Chief Financial Officer

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

 Date: May 16, 2011                     AMERICAN FIBER GREEN PRODUCTS, INC.

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

Date:  May 16, 2011                   /s/ Daniel L. Hefner
                                      -----------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive Officer

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

Date: May 16, 2011                       /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                                                                    EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2011                          /s/ Daniel L. Hefner
                                            ------------------------------------
                                            Daniel L. Hefner
                                            President and Principal Executive
                                            Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2011                       /s/ Michael A. Freid
                                         ---------------------------------------
                                         Michael A. Freid
                                         Chief Financial Officer and Principal
                                         Accounting Officer