Form 10-Q
period 2011-06-30
American Fiber Green Products, Inc.
filed 2011-08-15
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-Q

                                 --------------
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2011

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

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 2011.

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

FINANCIAL STATMENTS

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         JUNE 30,      December 31,
                                                            2011            2010
                                                        ------------   ------------
                                                        (unaudited)      (audited)
ASSETS
Current Assets:
Cash                                                    $        57    $        41
Other receivables, net                                       70,000         62,120
                                                      -------------- --------------
Total current assets                                         70,057         62,161

Notes receivable, net                                        98,405         98,405
Machinery, Equipment and Tooling, net of
  accumulated Depreciation of $35,000 and $32,500            15,000         17,500
                                                        ------------   ------------

Total Assets                                            $   183,462    $   178,066
                                                      ============== ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                        $   300,887     $  296,292
Accrued expenses                                              4,550          6,050
Other current liabilities                                    10,000         10,000
                                                      -------------- --------------
Total current liabilities                                   314,937        312,342

Notes payable to shareholders                               296,035        296,035
Deferred wages                                              840,197        808,697
Accrued interest payable                                    799,841        750,045
Other payables, related parties                             350,285        344,174
                                                      -------------- --------------

Total Liabilities                                         2,601,295      2,511,293
                                                      -------------- --------------

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000
shares authorized; no shares issued or outstanding            --             --
Common stock, $.001 par value; 350,000,000 shares
authorized; 11,385,735 (June 30, 2011) and
(December 31, 2010) shares issued and outstanding            11,386         11,386
Additional paid in capital                                2,423,383      2,423,383
Accumulated deficit                                      (4,852,602)    (4,767,996)
                                                       ------------   -------------

Total stockholder's deficit                              (2,417,833)    (2,333,227)
                                                       ------------   -------------
Total Liabilities and Stockholders' Deficit             $   183,462    $   178,066
                                                      ============== ==============

The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         2011           2010
                                                     -------------   ------------
REVENUE                                                       ---            ---

Marketing, general and administrative expenses       $     18,751    $    26,263
Interest expense                                           25,234         24,270
Interest income                                            (3,987 )       (3,643 )
                                                    =============== ==============

TOTAL OTHER EXPENSE                                        39,998         46,890

LOSS BEFORE INCOME TAXES                                  (39,998 )      (46,890 )
                                                    =============== ==============

Income taxes                                                 --              --
                                                    =============== ==============

NET LOSS                                             $    (39,998 )  $   (46,890 )
                                                    =============== ==============
Basic and diluted loss per share                     $      (0.00 )  $     (0.00 )

Basic and diluted weighted average number of
common shares outstanding                               11,385,735     11,385,735
                                                    =============== =============

The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         2011                 2010
                                                                      ----------           -----------
REVENUE                                                                                         695

Marketing, general and administrative expense                          42,661                49,343
Interest expense                                                       49,824                47,975
Interest income                                                        (7,879)               (7,199)
                                                                      ----------           -----------
TOTAL OTHER EXPENSE                                                    84,606                89,424

LOSS BEFORE INCOME TAXES                                              (84,606)              (89,424)
                                                                      ----------           -----------

Income taxes                                                             ---                   ---
                                                                      ----------           -----------

NET LOSS                                                              (84,606)              (89,424)
                                                                      ----------           -----------
Basic and diluted loss per share                                        (0.00)                (0.00)

Basic and diluted weighted average number of
Common shares outstanding                                          11,385,735            11,385,735


    The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
        DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE SIX MONTHS
                              ENDED JUNE 30, 2011



                        COMMON      COMMON        ADDITIONAL
                        STOCK       STOCK         PAID IN     ACCUMULATED
                        SHARES      AMOUNT        CAPITAL     DEFICIT        TOTAL
                       ---------   -----------   ----------- -----------  -----------

Bal, Dec. 31, 2009    11,385,735   $ 11,386     $ 2,423,383  $(4,587,213) $(2,152,444)

Net loss                                                        (180,783)    (180,783)
                      ==========   ===========   =========== ===========  ===========

Bal, Dec. 31, 2010    11,385,735     11,386       2,423,383   (4,767,996)  (2,333,227)



Net loss for the six
months ended June 30, 2011
(unaudited)                                                      (84,606)     (84,606)
                      ----------   -----------   ----------- -----------  -----------

Bal, June 30, 2011    11,385,735   $ 11,386     $ 2,423,383  $(4,852,602) $(2,417,833)
                      ==========   ===========   =========== ===========  ===========


The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                            2011         2010
                                                      ------------ ------------
OPERATING ACTIVITIES
Net loss                                             $   (84,606 )   $  (89,424 )
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation                                               2,500          2,500
Increase (decrease) in:
Interest receivable, related parties                     ( 7,880 )      ( 6,299 )
Accounts payable and accrued expenses                      2,595         14,673
Interest payable to shareholders                          49,796         44,022
Deferred compensation                                     31,500         31,500
                                                      ------------ ------------

Net cash used by operating activities                     (6,095 )       (3,030 )
                                                      ------------ ------------

FINANCING ACTIVITIES

LOAN FROM PAC                                              6,111            ---
LOAN FROM HEFFNER                                            ---          3,000
                                                      ------------ ------------
Net cash provided by financing activities                  6,111          3,000
                                                      ------------ ------------


NET DECREASE IN CASH                                          16            (30)
CASH AT BEGINNING OF PERIOD                                   40            100
                                                      ------------ ------------

CASH AT END OF PERIOD                                 $       56    $        70
                                                      ------------ ------------

The accompanying notes are an integral part of the financial statements.

                      AMERICAN FIBER GREEN PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AS OF JUNE 30, 2011 AND FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
                                   UNAUDITED

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended June, 2011 and 2010, (b) the financial position at June 30, 2011 and December 31, 2010, and (c) cash flows for the six month periods ended June, 2011 and 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the six month periods ended June, 2011 and 2010 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest,
due May 12, 2004 (past maturity)                             $    6,000
Note receivable, related party, 10% interest,
due April 30, 2005 (past maturity)                               52,452
Note receivable, related party, 10% interest,
due April 22, 2005 (past maturity)                               20,253
Note receivable, related party, 8% interest,
due April 20, 2008 (past maturity)                               14,700
Note receivable, unrelated party, 8% interest,
due August 8, 2008 (past maturity)                                5,000

                                                              -----------
                                                             $   98,405
                                                              ===========
The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement was $63,000 for 2009. This agreement has been extended through the year 2013 in the same amount.

The Company anticipates that it will enter into employment contracts with two other key employees in 2011 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of June 30, 2011. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2011 consist of the following:

Note payable, individual, past maturity,
8.75% interest; unsecured                                  $ 101,500
Note payable, individual, past maturity,
14.00% interest; unsecured                                 $  30,000
Note payable, individual, past maturity,
14.00% interest; unsecured                                 $  10,000
Note payable, individual, past maturity,
14.00% interest; unsecured                                 $  10,000
Note payable, individual, past maturity,
10.50% interest; unsecured                                 $ 100,000
Note payable, individual, past maturity,
10.50% interest; unsecured                                 $  18,000
Note payable, individual, past maturity,
no interest; unsecured                                     $  15,000
Note payable, individual, past maturity,
10.00% interest; unsecured                                 $   1,535
Note payable, individual, past maturity,
16.50% interest; unsecured                                 $   7,000
Note payable, individual, past maturity,
16.50% interest; unsecured                                 $   3,000
                                                     -----------------
Total convertible notes payable to shareholders           $  296,035
                                                     =================
NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of
AFBG) for cash advances made to AFBG.



Due to PAC                                                 $  347,796
Due to Nimble Boat Works                                   $    1,574
Due to Dan Hefner                                          $      915
                                                     -----------------
Total convertible notes payable to shareholders            $  350,285
                                                     =================

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

RESULTS OF OPERATIONS

Revenues

The Company had no revenue for the six months ended June 30, 2011. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant during the years ended December 31, 2011 and 2012. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended June 30, 2011 of $25,234, compared to interest expense of $24,270 for the three months ended June 30, 2010. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended June 30, 2011 were $18,751 compared to $26,263 for the three months ended June 30, 2010.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2011 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2011 and 2011 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2011, the Company has had a net loss of $89,424 and cash used by operations of $6,095, and cash provided by financing activities of $ 6,111, and negative working capital of $244,880. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds rovided by operations are sufficient to fund working capital requirements.

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

Management's Report on Internal Control over Financial Reporting

----------------------------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2011, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended June 30, 2011, the Company did not submit any matters to a vote of its security holders.

ITEM 5.
OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2011.

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

 Date: August 15, 2011                     AMERICAN FIBER GREEN PRODUCTS, INC.

                                       By: /s/ DANIEL L. HEFNER
                                           -------------------------------
                                           Daniel L. Hefner,
                                           President and Director
                                           (Principal Executive Officer)

                                       By: /s/ FRANK D. PUISSEGUR
                                           -------------------------------
                                           Frank D. Puissegur,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

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

Date:  August 15, 2011                   /s/ Daniel L. Hefner
                                      -----------------------------------------
                                      Daniel L. Hefner
                                      President and Principal Executive Officer

                                                                    EXHIBIT 31.2

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
                  AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

                                 CERTIFICATION
                                 -------------
I, Frank D. Puissegur, certify that:

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

Date: August 15, 2011                      /s/ FRANK D. PUISSEGUR
                                           -------------------------------------
                                           Frank D. Puissegur
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                                                    EXHIBIT 32.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2011                      /s/ Daniel L. Hefner
                                           -------------------------------------
                                           Daniel L. Hefner
                                           President and Principal Executive
                                           Officer

                                                                    EXHIBIT 32.2

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Freid, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2011                      /s/ FRANK D. PUISSEGUR
                                           -------------------------------------
                                           Frank D. Puissegur
                                           Chief Financial Officer and Principal
                                           Accounting Officer