Form 10-Q
period 2011-09-30
American Fiber Green Products, Inc.
filed 2011-11-18
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

--------------

FORM 10-Q

--------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

There were 11,385,735 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2011.

TABLE OF CONTENTS

AMERICAN FIBER GREEN PRODUCTS, INC.

FORM 10-Q - INDEX

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATMENTS	4
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Operations	5
Consolidated Condensed Statements of Changes in Stockholders' Deficit	6
Consolidated Condensed Statements of Cash Flows	7
Notes to Consolidated Condensed Financial Statements	8

Item 2
Management's Discussion and Analysis of Financial Condition And Plan of Operation	12

Item 3
Quantitative and Qualitative Disclosures About Market	15

Item 4(T)
Controls and Procedures	15

PART II OTHER INFORMATION

Item 1
Legal Proceedings	17

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3
Defaults Upon Senior Securities	17

Item 4
Submission of Matters to a Vote of Security Holders	17

Item 5
Other Information	17

Item 6
Exhibits And Reports on Form 8-K	17

SIGNATURES	19

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

FINANCIAL STATMENTS

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

                                        Sept.30,        December 31,

                                          2011              2010

                                      ------------      ------------

                                       (unaudited)        (audited)

ASSETS

Current Assets:

Cash                                             $ 3,539              $ 41

Other receivables, net                            74,062            62,120

                                      --------------   --------------

Total current assets                              77,601            62,161

Notes receivable, net                             98,405            98,405

Machinery, Equipment and Tooling, net of

accumulated Depreciation of $36,250        13,750           17,500

and $32,500 Deposit on Equipment 1,002

                                        ------------     ------------

Total Assets                                    $ 190,758        $ 178,066

                                       ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable                                $ 302,502        $ 296,292

Accrued expenses                                    4,550            6,050

Other current liabilities                          10,000           10,000

                                       --------------  --------------

Total current liabilities                         317,052          312,342

Notes payable to shareholders                     296,035          296,035

Deferred wages                                    855,947          808,697

Accrued interest payable                          825,702          750,045

Other payables, related parties                   367,685          344,174

                                       --------------  --------------

Total Liabilities                               2,662,421        2,511,293

                                       --------------  --------------

Stockholders' Deficit

Preferred stock, $.001 par value; 5,000,000

shares authorized; no shares issued or outstanding     --                --

Common stock, $.001 par value; 350,000,000 shares

authorized; 11,385,735 (September 30, 2011) and

(December 31, 2010) shares issued and outstanding   11,386           11,386

Additional paid in capital                       2,423,383        2,423,383

Accumulated deficit                             (4,906,432)      (4,767,996)

                                        ------------    -------------

Total stockholder's deficit                     (2,471,663)      (2,333,227)

                                        ------------    -------------

Total Liabilities and Stockholders' Deficit      $ 190,758        $ 178,066

                                       ==============   ==============

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                  THREE MONTHS ENDED

                                                     September 30,

                                                   2011           2010

                                              -------------   ------------

REVENUE                                                        ---            ---

Marketing, general and administrative expenses             $ 32,032       $ 25,561

Interest expense                                             25,860         24,874

Interest income                                              (4,062)        (3,709)

                                              =============== ==============

TOTAL OTHER EXPENSE                                          53,830          46,726

LOSS BEFORE INCOME TAXES                                    (53,830)       (46,726)

                                              =============== ==============

Income taxes                                                      --             --

                                              =============== ==============

NET LOSS                                                   $ (53,830)    $ (46,726)

                                              =============== ==============

Basic and diluted loss per share                             $ (0.00)      $ (0.00)

Basic and diluted weighted average number of

common shares outstanding                                  11,385,735    11,385,735

                                               =============== =============

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                    NINE MONTHS ENDED

                                                       SEPTEMBER 30,

                                                        2011 2010

                                                     ---------- -----------

REVENUE

Marketing, general and administrative expense            74,693    74,904

Interest expense                                         75,684    72,849

Interest income                                         (11,941)  (10,908)

                                                    ----------- ------------

TOTAL OTHER EXPENSE                                     138,436  136,150

LOSS BEFORE INCOME TAXES                                (138,436) (136,150)

                                                    ----------- ------------

Income taxes                                                 ---        ---

                                                    ----------- ------------

NET LOSS                                                (138,436) (136,150)

                                                    ----------- ------------

Basic and diluted loss per share                          (0.00)    (0.01)

Basic and diluted weighted average number of

Common shares outstanding                              11,385,735 11,385,735

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE NINE MONTHS

ENDED SEPTEMBER 30. 2011

   COMMON     COMMON    ADDITIONAL  ACCUMULATED   TOTAL

   STOCK       STOCK      PAID IN     DEFICIT

                          CAPITAL

----------- ----------- ----------- ----------  ---------

Bal, Dec. 31, 2009        11,385,735  $ 11,386 $ 2,423,383 $(4,587,213)$(2,152,444)

Net loss                                                      (180,783)   (180,783)

                  ==========  ========= ============ ========== ==========

Bal, Dec. 31, 2010        11,385,735    11,386  2,423,383   (4,767,996) (2,333,227)

Net loss for the nine

months ended Sept. 30, 2011

(unaudited)                                                 (138,436)    (138,436)

                 ---------- ---------- ------------ ------------ -----------

Bal,September 30, 2011   $-1,385,735  $ 11,386 $ 2,423,383 $(4,906,432)$(2,471,663)

                 ========== ========== ============ ========== ===========

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                FOR THE NINE MONTHS ENDED

                                                       SEPTEMBER 30,

                                                        (UNAUDITED)

                                                       2011         2010

                                                   ------------ ------------

OPERATING ACTIVITIES

Net loss                                                   $ (138,436)  $ (136,150)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation                                                    3,750        3,750

Increase (decrease) in:

Interest receivable, related parties                          (11,941)     (10,007)

Accounts payable and accrued expenses                           6,210       24,457

Interest payable to shareholders                               74,156          ---

Deferred compensation                                          47,250       47,250

                                                ------------- --------------

Net cash used by operating activities                         (19,011)     (70,700)

                                                ------------- --------------

FINANCING ACTIVITIES

LOAN FROM PAC                                               23,512          ---

LOAN FROM HEFNER                                              ---     3,000

                                                      ------------ ------------

Net cash provided by financing activities                   23,512    3,000

INVESTING ACTIVITIES

Deposit on equipment                                   (1,002)         ---

Other LT assets & liabilities                                   67,600

Net cash used by investing activities                           (1,002)      67,600

NET DECREASE IN CASH                                             3,499        (100)

CASH AT BEGINNING OF PERIOD                                         40          100

                                                  ------------- ------------

CASH AT END OF PERIOD                                          $ 3,539         $ --

                                                 ------------- -------------

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011 AND FOR THE

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for three and nine month periods ended September 30, 2011 and 2010, (b) the financial position at September 30, 2011 and December 31, 2010, and (c) cash flows for the nine month periods ended September, 2011 and 2010, have been made.

Certain reclassifications have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

The unaudited financial statements and notes are presented as permitted by Form

10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the nine month periods ended September 30, 2011 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual salary under the employment agreement was $63,000 for 2010. This agreement has been extended through the year 2013 in the same amount.

The Company anticipates that it will enter into employment contracts with two other key employees in 2011 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of

Directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa

Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of September 30, 2011. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Notes payable at September 30, 2011 consist of the following:

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

Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of

AFBG) for cash advances made to AFBG.

Due to PAC                                                     $ 365,196

Due to Nimble Boat Works                                         $ 1,574

Due to Dan Hefner                                                  $ 915

                                                 -----------------

Total convertible notes payable to shareholders                $ 367,685

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

Creditors, and its nearly 850 shareholders on the verge of total loss. In 2001

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

RESULTS OF OPERATIONS

Revenues

The Company had no revenue for the three and nine months ended September 30, 2011. The

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

Expenses

The Company incurred interest expense for the three and nine months ended September 30, 2011 of $25,860 and $75,684, respectively, compared to interest expense of $24,874 and $72,849, respectively, for the three and nine months ended September 30, 2010. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general, and administrative expenses for the three and nine months ended September 30, 2011 were $32,031 and $74,963, respectively, compared to $25,561 and $74,904for the three and nine months ended September 30, 2010, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2011, the

Company has had a net loss of $138,436 and cash used by operations of $19,011, and cash provided by financing activities of $ 23,512, and negative working capital of $239,451. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30,2011, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended September 30, 2011, the Company did not submit any matters to a vote of its security holders.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2011.

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

Date: November 14, 2011 AMERICAN FIBER GREEN PRODUCTS, INC.

By: /s/ DANIEL L. HEFNER

-------------------------------

Daniel L. Hefner,

President and Director

(Principal Executive Officer)

By: /s/ FRANK D. PUISSEGUR

-------------------------------

Frank D. Puissegur,

Chief Financial Officer and

Principal Accounting Officer