Form 10-K
period 2011-12-31
American Fiber Green Products, Inc.
filed 2012-04-11
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

--------------

FORM 10-K

--------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

There were 11,543,235 shares of the Registrant's $.001 par value common stock outstanding as of March 30, 2012.

i

AMERICAN FIBER GREEN PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2011

	TABLE OF CONTENTS
	PART I	PAGE
Item 1	Description of Business	1
Item 1A	Risks Particular to the Company's Business	9
Item 2	Description of Property	9
Item 3	Legal Proceedings	9
Item 4	Removed and Reserved	9

	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchase of Equity Securities	10
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	11
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	29
Item 9A	Controls and Procedures	29
Item 9B	Other Information	30
	PART III
Item 10	Directors and Executive Officers and Corporate Governance	31
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	33
Item 13	Certain Relationships and Related Party Transactions, and
	Director Independence	34
Item 14	Principal Accountant's Fees and Services	34
	PART IV
Item 15	Exhibits	34
Signatures		35

ii

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

Director

Frank D. Puissegur Chief Financial Officer

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

o Managing our raw material inventory;

o Expanding our products so that new products may be offered;

o Increasing our sales volume;

o Expanding to regional offices; and,

o Maintaining a conservative balance sheet and disciplined capital spending program.

Once production commences, the Company will market these product lines:

o Railroad ties

o Parking stops

o Dock Fendering Systems

o Vessel Fendering Systems

o Bridge Fendering Systems

o Seawalls

Focusing on Developing Amour as a Brand Name

--------------------------------------------

Increasing Amour's reputation and name/brand recognition among its customers, manufacturers, employees, management, shareholders, and the investment community is a primary goal of management.

Regulatory Mandates

-------------------

The Company's business model takes into consideration regulatory mandates.

The Company maintains a website with the address www.americanfibergreenproducts.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report on Form 10-K. The Company will make available, free of charge, through our website, all filings as soon as reasonably practicable as we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

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

How We Will Manage Our Operations

---------------------------------

We will electronically hand off to our in-house Customer Care Representatives the handling of customer calls, sales, verifications, billing and shipping. Customer orders will be processed in our Florida operations facility. Both of our subsidiaries' success will rest on our ability to satisfy our customer's needs. Our products meet with instant market approval through carefully crafted aesthetics, function, features and competitive pricing. We hold weekly meetings with all key members of the operational areas of the Company, including sales, compliance, billing, shipping and administration. Such operational weekly meetings result in a thorough discussion of weekly results and problems, with plans and goals for the week set at such meetings. Prospective customers view our material through our website with information of how to contact Amour Fiber Core or American Leisure Products. Once a customer contacts us, our Customer Care Representatives will explain the benefits of our service, qualify the prospective customer, and answers any questions they may have. All of these factors help to solidify customer retention rates and expected long-term brand loyalty.

The overall marketing plan for our product is based on the following fundamentals:

Amour Fiber Core

o Verify the customers are qualified;

o Establish Licensee's for each specific product they will market;

o Identify a continuous supply of new opportunities, to fill the sales "funnel";

o Ship the products directly;

o Maintain contact with the customer (to ensure on-going education and regulatory compliance);

o Establish a distribution network;

o Develop a system to minimize delivery lead time.; o Establish protocols to promote follow up sales or referrals from existing customers; And,

Obtain feedback from the customer base to continually improve the product and the sales channel.

American Leisure Products

The overall marketing plan for our product is based on the following fundamentals:

o Establish a professional, qualified and capable distribution dealer network;

o Identify a continuous supply of new opportunities to fill the sales "funnel";

o Manage a system to minimize delivery lead time;

o Manage the systems to promote follow up sales or referrals from existing customers; and,

o Obtain feedback from the customer base to continually improve the product and the sales channel.

AMERICAN LEISURE PRODUCTS

GENERAL DEVELOPMENT OF BUSINESS

American Leisure Products will produce fiber- reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees creates a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for fiberglass recreational products to fill the demands of affluent 'baby boomers' with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry by means of its unique designs and product variety, as well as the experience and skill of its employees and management.

GROWTH STRATEGY

Growth is intended to be achieved by establishing brand recognition for American Leisure Products, both as an owned product line and as a reliable outsource for the FRP manufacturing industry. ALP will increase its customer base requiring FRP products to be built as our reputation for quality and delivery reliability becomes known. These customers require products to be built as they do not have the facilities and/or knowledge to produce these products in-house.

In addition to the outside work, ALP intends to produce "in-house" products described below that the Company owns or controls. These products will focus on the recreation industry. Growth will be achieved by establishing dealers for the replica car bodies and FRP parts and by participating in rallies and gatherings of hobbyists for the various products. Support will be available through employees who can assist with questions, printed material, and commitments by the Company and the dealer at national shows, all linked through the Company's web site. Advertisement in regional and national publications will increase brand recognition. Our research shows that the dealer network in the "hot markets" in the US could reach a potential of 200 plus dealers. The use of the Internet will allow communication with worldwide customers.

PRODUCTS

ANTIQUE “REPLICARS”

o   Nostalgic replica automobiles (commonly referred to as Hot Rods) are provided at completion levels from the hobbyist who wants to build his own car to the enthusiast that wants to buy a complete automobile ready to drive away. These cars are offered in a number of package configured to serve every segment of the market:

o   Phase 1: These parts packages include all of the major body components. The customer will build the car from the ground up. This customer is normally a serious hobbyist with tools, equipment or and the required skills.

o   Phase 2: These parts packages include all components required, less the engine and the interior. This includes the frame, suspension, breaks, body, steering, wheels, etc. This customer is the hobbyist who wants to build a car and has the space, some equipment, but wants all of the components (already fitted) and complete.

o   Phase 3: This level is for the enthusiast who does not have the place, time, equipment, or skills to build an automobile. Building the cars at various stages will reduce a major part of the dealer’s time. The Company will support the dealers with cars (nick-named rollers). These “rollers” will be assembled based on various stages of work with easy step-by-step processes to complete. By building the cars in these stages, it will allow the final car to be completed with a minimum of effort.

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

OTHER PRODUCTS

From time to time as opportunities arise, ALP may opt to develop other products to build for their own account or others. The level of skill and expertise of the management and employees of ALP enhances their imagination and market awareness. Design and /or redesign of a product for the market is within their in-house skills as well as the ability to build the tooling and molds that bring those designs to reality and to market.

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

ANTIQUE “REPLICAR” RENTAL

Our market research indicates that a business opportunity grows substantially when we use our own manufactured vintage car products in a rental fleet network in vacation areas. Demand for a fresh, new, fun alternative form of transportation is an exciting prospect for consumers and investors alike.

o Rental locations will be established throughout the country to satisfy the demand for exotic and premium rentals in locations such as Miami, FL, Daytona, FL, Las Vegas, NV, Los Angeles, CA, etc. The Company intends to use these centers to rent, service, and sell its products.

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

The Company competes with new fiberglass products based upon price. New fiberglass products are manufactured with new resins and new glass fibers, which add raw material costs to the wholesale price of the product. Manufacturing of the Company's product does not incur the same raw materials costs and, therefore, to the extent the Company utilizes recyclable resins and fiberglass wastes, the Company's products may have a sales price advantage. There are a number of businesses that make or could make fiberglass tables and benches. In general, these businesses must purchase raw materials to manufacture their products and therefore have higher costs of goods sold.

Like other fiberglass products, the Company's products are typically sold at a price higher than similar wood products; however, like other fiberglass products, the Company's products have strong resistance to moisture, dry rot and surface damage. The Amour products also present features of higher strength and durability. The Company believes these long-term benefits off-set the higher price of the product. The Company's products are similar in cost to new and recycled plastic products. The advantages that the Company's products have over plastic products are higher modulus of rupture and elasticity, higher compression allowance, higher density and better structural integrity.

AMERICAN LEISURE PRODUCTS

The Company believes its products provide an overall better value for the customer when compared to its competition, because of exceptional features such as selling kits that allow for lower cost entry into the hobby. Even though the feature benefits may be compelling, ALP products will remain competitively priced. The Company does not anticipate erosion in margin due to competition. The leisure market is expanding rapidly and maintenance of market share will ensure growth. Most of the competitors in this market offer a cost effective, reliable product that will meet or exceed the functional application requirements.

The distinguishing advantages for ALP are a competitive price point, a superior product, ongoing product evaluation, and quality control and support. A complete technical comparison is available which gives ALP an advantage over its competitors by providing a greater perceived value to the Customer.

EMPLOYEES

As of December 31, 2011, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.

RISKS PARTICULAR TO THE COMPANY'S BUSINESS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 2.

DESCRIPTION OF PROPERTY

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No rental fee is charged by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities are presently sufficient for operations . Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

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

MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB) under the symbol "AFBG". The table below sets forth the high and low bid prices for the Company's common stock for each calendar quarter of the prior and current year. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

BID PRICES

-----------------------------

LOW HIGH

------------ -------------

FISCAL 2010

First Quarter (January 1, 2010 through March 31, 2010)

$0.47 $.65

Second Quarter (April 1, 2010 through June 30, 2010)

$0.26 $0.62

Third Quarter (July 1, 2010 through September 30, 2010)

$0.40 $0.70

Fourth Quarter (October 1, 2010 through December 31, 2010)

$0.40 $0.70

FISCAL 2011

First Quarter (January 1, 2011 through March 31, 2011)

$0.25 $0.63

Second Quarter (April 1, 2011 through June 30, 2011)

$0.50 $0.51

Third Quarter (July 1, 2011 through September 30, 2011)

$0.15 $0.50

Fourth Quarter (October 1, 2011 through December 31, 2011)

$0.30 $0.79

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

Dividends

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company's business. The decision to pay dividends, any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

During the year ended December 31, 2011, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2012 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

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

RESULTS OF OPERATIONS

Revenues.

The Company had $100,394 in revenue for the year ended December 31, 2011 and $ 695 in revenue for the year ended December 31, 2010. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2012. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for year ended December 31, 2011, of $102,136. Interest for the year ended December 31, 2010 was $98,552. Interest was charged based on the stated interest rates set forth in the notes. Marketing, general and administrative expenses for the same periods were $80,628 and $96,938 respectively.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2011 the Company had a net operating loss carry forward of approximately $4,910,931. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2012 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2012 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2011 and 2010 the Company used cash from operating activities of $107,097 and $94,804 respectively. The increase in cash used is due primarily to the start-up of operations and those related expenses.

During the years ended December 31, 2011 and 2010 the Company used cash in investing activities of $ 9,647 and $-0- respectively. The use during 2011 is due to purchasing the necessary equipment.

During the years ended December 31, 2011 and 2010 the Company provided cash from financing activities of $120,760 and $94,745, respectively. This increase in of cash provided by financing activities is primarily due to the increase in other notes payable related party.

The aggregate value of outstanding loans as of December 31, 2011 is $658,861. This amount is comprised of convertible notes payable of $286,035 and notes payables – related party of $372,826. Notes payable are due on demand, with accumulated interest on a compound basis at rates specified in each note. Notes payable – related party of $372,826 includes $368,911 due to one related party.

Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2011, working capital deficit was $2,596,231. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2011, the Company had a net loss of $132,935, cash used by operations of $107,097, and negative working capital of $2,596,231. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to continue operations and to sustain a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

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

Capital expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2012-2013, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant and American Leisure Products $275,000.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN FIBER GREEN PRODUCTS, INC.

Consolidated Financial Statements

For The Years Ended December 31, 2011 and 2010

Reports of Independent Registered Public Accounting Firm

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations Consolidated

Statement of Changes in Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Fiber Green Products, Inc.:

I have audited the consolidated balance sheets of American Fiber Green Products, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has history of recurring losses, has negative working capital, and is requiring traditional financing or equity funding to advance its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 6, 2012

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

Assets
Current assets:
Cash	$ 4,057	$ 41
Accounts receivable	16,994
Interest receivable, related parties	78,223	62,120
Total current assets	99,274	62,161

Furniture and equipment, net of accumulated depreciation of $37,982 and $32,500, respectively	21,664	17,500
Other assets:
Notes receivable, net	98,405	98,405
	$ 219,343	$ 178,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $115,349 and $117,957 at December 31, 2011 and 2010, respectively	$ 302,642	$ 296,292
Accrued expenses	4,550	6,050
Deferred wages	867,298	808,697
Convertible notes payable	286,035	296,035
Accrued interest	852,154	750,045
Notes payable – related parties	372,826	354,174
Total current liabilities	2,685,505	2,511,293

Stockholders’ deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 350,000,000 shares authorized; 11,385,735 and 11,385,735 shares issued and outstanding at December 31, 2011 and 2010, respectively	11,386	11,386
Additional paid in capital	2,423,383	2,423,383
Accumulated deficit	(4,900,931)	(4,767,996)
Total stockholders’ deficit	(2,466,162)	(2,333,227)
	$ 219,343	$ 178,066

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010

Revenue	$ 100,394	$ --
Costs of sales	76,666	--
Gross profit	23,728	--

Operating expenses
Marketing, general and administrative expenses	80,629	96,938

Operating loss	(56,901)	(96,938)

Other (income) expense:
Interest expense	102,136	98,552
Interest income	(16,102)	(14,707)
Debt forgiveness	(10,000)	--
Total other (income) expense	76,034	83,845
Net loss	$(132,935)	$(180,783)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares	11,385,735	11,385,735

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, December 31, 2009	11,385,735	$11,386	$2,423,383	$(4,587,213)	$(2,152,444)

Net loss	—	—	—	(180,783)	(180,783)
Balance, December 31, 2010	11,385,735	11,386	$2,423,383	(4,767,996)	(2,333,227)
Net loss	—	—	—	(132,935)	(132,935)
Balance, December 31, 2011	11,385,735	$11,386	$2,423,383	$(4,900,931)	$(2,466,162)

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Operating activities
Net loss	$(132,935)	$(180,783)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,482	5,000
Forgiveness of debt Cancel	10,000	--
(Increase) decrease in:
Accounts receivable	(16,994)	--
Interest receivable	(16,102)	(13,807)
Increase (decrease) in:
Accounts payable	6,350	30,668
Accrued expenses	(1,500)	1,118
Deferred compensation	58,601	63,000
Net cash used by operating activities	(107,097)	(94,804)

Investing activities
Purchase of equipment	(9,647)
Net cash used by investing activities	(9,647)	—

Financing activities
Proceeds from issuance (settlement) of notes payable	18,651	(5,000)
Increase in interest payable to shareholders	102,109	91,780
Proceeds from issuance of other long term liabilities	0	(35)
Net cash provided by financing activities	120,760	94,745

Net (decrease) increase in cash	4,016	(59)
Cash and cash equivalents, beginning of period	41	100

Cash and cash equivalents, end of period	$ 4,057	$ 41
Cash paid during the year for interest	$ —	$ —

The accompanying notes are an integral part of the financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception, has an accumulated deficit, and negative cash flows from operating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The fair value of financial instruments approximated their carrying values at December 31, 2011. The financial instruments consist of cash, interest receivable, notes receivable, accounts payable and notes payable.

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2011 and 2010, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized. Restricted shares are considered outstanding and included in the computation of both the basic and fully diluted earnings per share computations. Common stock that is restricted until certain conditions have been met are only included in the per share computation once the condition has been satisfied. At December 31, 2011 and 2010, there were no restricted shares that were considered restricted.

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

Notes receivable are made up of the following:

	December 31,
	2011	2010
Note receivable, related party, 10% interest, past maturity	$ 6,000	$6,000
Note receivable, related party, 10% interest, past maturity	52,452	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	5,000	5,000
	$98,405	$98,405

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2012. The Company expects all terms and conditions to remain consistent with the previous contract.

The Company anticipates that it will enter into employment contracts with two other key employees in 2012 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2011 or 2010. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Accounts payable includes related party payables of $115,349 and $117,957 as of December 31, 2011 and 2010, respectively.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 8 - DEFERRED WAGES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as current liabilities. Accrued salaries are $867,298 and $808,697 as of December 31, 2011 and 2012, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company has adopted ASC 470-20, "Debt with Conversion and Other Options". The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to FASB ASC 470-20. Expense recorded on the Company's financial statements during the years ended December 31, 2011 and 2010 as a result of this adoption totaled $0 and $0, respectively.

The Company has issued convertible notes payables to the following individuals:

	December 31,
	2011	2010

Three notes payable to Robert Chilpala, dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.

	$ 133,000	$ 133,000
One note payable to Gerald Rau, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500
Three notes payable to Les Smyth, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000
Note payable to B Carroll, dated March 22, 2007, interest at 10%, past due and convertible to common stock at $1.00 per share	--	10,000
One note payable to Ken McCleave, dated April 8, 2005, interest rate at 10% and past due.	1,535	1,535
Total convertible notes	$ 286,035	$ 296,035

During 2008, the Company negotiated with note holders and assigns to have interest after March 31, 2008 forgiven on two notes.

Interest accrued on the above notes per individual is as follows:

	December 31,
	2011	2010
R. Chlipala	$ 361,558	$ 313,955
G. Rau	91,336	91,336
L. Smyth	131,320	131,320
B Carroll	6,084	4,560
K. McCleave	2,226	1,879
PAC	250,303	199,356
ICF	8,972	7,465
D. Hefner	355	174
Total	$ 852,154	$ 750,045

In a 2004 the Company agreed to allow the outstanding loans, including accrued interest at that time, to be convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2011 is $284,500 plus previously accrued interest of $222,655 for the years ended December 31, 2011, respectively. The total common shares, if converted, would be approximately 10,100,000 shares as of December 31, 2011.

NOTE 10 - Notes Payable- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	December 31,
	2011	2010
Six notes payable Due to PAC, dated May 14, 2004, through December 2004 and October 3, 2009, interest rates at 10% and 8%, principle and interest due on demand.-	$ 360,336	$ 341,685
Note Payable to ICF, interest rate at 8%, payable on demand	$7,000	$7,000
Note payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	1,574	1,574
Two notes to Due to Dan Hefner, interest rate at 8% , payable on demand	3,915	3,915
Total other long-term payables	$ 372,825	$ 354,174

Interest accrued on the above loans is $259,611 and $211,556 at December 31, 2011 and 2010, respectively.

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,181,000 at December 31, 2009 2011and $3,209,000 at December 31, 2010. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, Amour is not current in their federal and state income tax filings. The Company has not determined the tax implications and considering the net operating losses and that Amour has not had active operations or income for a significant period, the effect of non-filing is not expected to be significant.

Temporary differences affecting the deferred tax asset are as follows:

	December 31,
	2011	2010
Accumulated deficit	$ 4,900,931	$ 4,767,996
Difference between tax and book for related party accruals:
Wages	(867,298)	(808,697)
Interest	(852,154)	(750,045)
	3,181,479	3,209,254
Valuation allowance	(3,181,479)	(3,209,254)
	—	—

The valuation allowance decreased by $27,775 during the year ended December 31, 2011 and increased by $26,004 during the year ended December 31, 2010.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9A

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2011, such disclosure controls and procedures were effective.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on such criteria.

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

Daniel L. Hefner 61 President, Chief

Executive Officer and

Director

Kenneth W. McCleave 58 Chairman of the Board

of Directors

Frank D. Puissegur 53 Chief Financial Officer

Daniel L. Hefner, 61, has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

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

Frank D. Puissegur, graduated from the University of South Florida in 1981 with a BA in Accountancy. He earned his CPA certificate in 1984. Mr. Puissegur has spent his entire career in public accounting. Frank was appointed to the Florida Board of Accountancy in 2000. While on the board he served in several capacities including chairing the probable cause committee, the laws and rules committee, and the board itself. Mr. Puissegur was reappointed to the board in 2004 and served the maximum allowed term of eight years. He continues to sit on the continuing education committee, another committee, that he chaired while an active member of the board.

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur, Daniel Hefner and Kenneth McCleave. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluate the Company's internal control functions. The board of directors has determined that Frank Puissegur is the audit committee "financial expert"; as such term is defined under federal securities law. However, as an Officer of the Company, he is not considered "independent" as disclosed in Management's Report on Internal Control Over Financial Reporting. He is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2011 and 2010 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Kenneth McCleave Chairman of the Board of Directors
	2011	$63,000	—	—	—	—	—	—	$63,000
	2010	$63,000	—	—	—	—	—	—	$63,000

Daniel Hefner, Chief Executive Officer and President
	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

Frank D. Puissegur Chief Financial Officer

	2011	$—	—	—	—	—	—	—	—
	2010	$—	—	—	—	—	—	—	—

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2011 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 11,385,735 shares of Common Stock outstanding as of December 31, 2010.

Common Stock Beneficially Owned Number of Shares of Common Stock		Percentage of Class
Kenneth McCleave, 9401 Oak Street, Riverview, FL 33569*	1,916,854	6.83%
Daniel Hefner, 1502 N. Taylor Road, Brandon, FL 33510*	1,801,240	15.82%
Robert Maxwell, N/A, Florida	1,801,240	15.82%
Frank Puissegur, Box 6196 Lakeland, FL 33807*	0	0.00%
Barb Amour, Monroe, WA 98272	673,111	5.91%
*All officers and directors as a group (3 persons)	3,718,094	32.65%

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP and Daniel L.Hefner. No occupancy cost has been charged to AFGP by PAC as of December 31, 2011. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2011 and 2010 was $3,000 and $3,000, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

Date: March 30, 2012 AMERICAN FIBER GREEN PRODUCTS, INC.

By: /s/ DANIEL L. HEFNER

--------------------------------

Daniel L. Hefner,

President and Director

(Principal Executive Officer)

By: /s/ FRANK D. PUISSEGUR

--------------------------------

Frank D. Puissegur,

Chief Financial Officer and

Principal Accounting Officer

