Form 10-Q
period 2012-03-31
American Fiber Green Products, Inc.
filed 2012-05-23
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

--------------

FORM 10-Q

--------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 11,543,235 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2012.

TABLE OF CONTENTS

AMERICAN FIBER GREEN PRODUCTS, INC.

FORM 10-Q - INDEX

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS	4
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Operations	5
Consolidated Condensed Statements of Changes in Stockholders' Deficit	6
Consolidated Condensed Statements of Cash Flows	7
Notes to Consolidated Condensed Financial Statements	8

Item 2
Management's Discussion and Analysis of Financial Condition And Plan of Operation	12

Item 3
Quantitative and Qualitative Disclosures About Market	15

Item 4(T)
Controls and Procedures	15

 PART II OTHER INFORMATION

Item 1
Legal Proceedings	17

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3
Defaults Upon Senior Securities	17

Item 4
Submission of Matters to a Vote of Security Holders	17

Item 5
Other Information	17

Item 6
Exhibits And Reports on Form 8-K	17

SIGNATURES	19

2

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

3

FINANCIAL STATEMENTS
AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$3,008	$4,057
Accounts Receivable	-	16,994
Other receivables, net	82,306	66,013

Total current assets	85,314	99,274

Notes receivable, net	107,395	98,405
Machinery, Equipment and Tooling, net of Accumulated Depreciation of $39,715 and $37,982	19,932	21,664

Total Assets	$212,641	$219,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$303,923	$302,642
Accrued expenses	4,550	4,550
Subscription payable	10,000	-
Convertible notes payable to shareholders	286,035	286,035
Deferred wages	882,108	867,298
Accrued interest payable	877,956	852,154
Other payables, related parties	351,596	372,826

Total current liabilities	318,473	313.131

Total Liabilities	2,716,170	2,685,505

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 350,000,000 shares authorized; 11,543,235 (March 31, 2012) and 11,385,735 (December 31, 2011) shares issued and outstanding	11,544	11,386
Additional paid in capital	2,514,158	2,423,383
Accumulated deficit	(5,039,648)	(4,900,931)

Total stockholders' deficit	(2,513,529)	(2,466,162)

Total Liabilities and Stockholders' Deficit	$212,641	$219,343

The accompanying notes are an integral part of the financial statements.

4

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2012	2011
REVENUE	$31,000	--

Marketing, general and administrative expenses	$137,996	$23,991
Interest expense	25,804	24,589
Interest income	(4,083)	(3,892)

TOTAL OTHER EXPENSE	(128,717)	(44,608)

LOSS BEFORE INCOME TAXES	(128,717)	(44,608)

Income taxes	--	--

NET LOSS	$(128,717)	$(44,608)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	11,543,235	11,385,735

The accompanying notes are an integral part of the financial statements.

5

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE NINE MONTHS
ENDED MARCH 31. 2012

	COMMON	COMMON	ADDITIONAL	ACCUMULATED	TOTAL
	STOCK	STOCK	PAID IN	DEFICIT
			CAPITAL

Bal, Dec. 31, 2010	11,385,735	$11,386	$2,423,383	$(4,767,996)	$(2,333,227)

Net loss				(132,935)	(132,935)

Bal, Dec. 31, 2011	11,385,735	11,386	2,423,383	(4,900,931)	(2,466,162)

Net loss for the three months ended March 31, 2012	157,500	158	91,192	(128,716)	(128,716)

Bal,Mar. 30, 2012	$(1,543,235)	$12,961	$2,513,158	$(5,039,648)	$(2,513,529)

The accompanying notes are an integral part of the financial statements.

6

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	(UNAUDITED)
	2012	2011
OPERATING ACTIVITIES
Net loss	$(128,716)	$(44,608)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	1,732	1,250
Increase (decrease) in:
Accounts Receivable	16,994	--
Interest receivable, related parties	(4,083)	(3,892)
Accounts payable and accrued expenses	1,280	6,900
Interest payable to shareholders	25,804	24,561
Deferred compensation	14,810	15,750

Net cash used by operating activities	(72,179)	(39)

INVESTING ACTIVITIES
Payments on notes	(20,220)	--

Net cash used by investing activities	(20,220)	--

FINANCING ACTIVITIES

Proceeds from issuance of common stock	91,350	--

Net cash provided by financing activities	91,350	--

NET DECREASE IN CASH	(1,049)	(39)
CASH AT BEGINNING OF PERIOD	4,057	40

CASH AT END OF PERIOD	$3,008	$1

The accompanying notes are an integral part of the financial statements.

7

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 AND FOR THE

THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2012 and 2011, (b) the financial position at March 31, 2012 and December 31, 2011, and (c) cash flows for the three month periods ended March 31, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form

10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011. The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

Note receivable, related party, 10% interest,

due May 12, 2004 (past maturity)                           $ 6,000

Note receivable, related party, 10% interest,

due April 30, 2005 (past maturity)                          52,452

Note receivable, related party, 10% interest,

due April 22, 2005 (past maturity)                          29,243

Note receivable, related party, 8% interest,

due April 20, 2008 (past maturity)                          14,700

Note receivable, unrelated party, 8% interest,

due August 8, 2008 (past maturity)                           5,000

-----------

$ 107,395

===========

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total annual payment under the employment agreement was $63,000 for 2011.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa

Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of March 31, 2012. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Notes payable at March 31, 2012 consist of the following:

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

Due to PAC $ 348,109

Due to Nimble Boat Works $ 2,575

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $ 31,000 for the three months ended March 31, 2012. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2012 and 2013. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

The Company incurred interest expense for the three months ended March 31, 2012 of $25,804, compared to interest expense of $ 24,589 for the three months ended

March 31, 2011. Interest was charged based on the stated interest rates set forth in the notes.

Marketing, general and administrative expenses for the three months ended March

31, 2012 were $137,996 compared to $23,911 for the three months ended March 31,

2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2012, the

Company has had a net loss of $128,716 and cash used by operations of $72,179, and negative working capital of $2,630,856. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2012, the Company did not submit any matters to a vote of its security holders.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2012.

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

Date: May 22,2012                          AMERICAN FIBER GREEN PRODUCTS, INC.

By: /s/ DANIEL L. HEFNER

-------------------------------

Daniel L. Hefner,

President and Director

(Principal Executive Officer)

By: /s/ Frank D. Puissegur

-------------------------------

Frank D. Puissegur,

Chief Financial Officer and

Principal Accounting Officer