Form 10-Q
period 2012-06-30
American Fiber Green Products, Inc.
filed 2012-08-28
CIK 1009925

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-29711

AMERICAN FIBER GREEN PRODUCTS, INC.

(Exact name of issuer in its charter)

NEVADA	91-1705387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

209 RALEIGH STREET, TAMPA, FL	33619
(Address of Principal Executive Offices)	(Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes ☑ No

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were , 11,543,235 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 2012.

	TABLE OF CONTENTS
	AMERICAN FIBER GREEN PRODUCTS, INC.
	FORM 10-Q - INDEX

	PART I FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Balance Sheets	4
	Consolidated Condensed Statements of Operations	5
	Consolidated Condensed Statements of Changes in Stockholders' Deficit	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Consolidated Condensed Financial Statements	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market	15

ITEM 4.	Controls and Procedures	15

	PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits And Reports on Form 8-K	17

	SIGNATURES	19

PART I--FINANCIAL INFORMATION

AMERICAN FIBER GREEN PRODUCTS, INC.

Statements in this Form 10Q Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to,statements that express our intentions, beliefs, expectations, strategies,predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

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

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$87	$4,057
Accounts receivable	-	16,994
Interest receivable, related parties	86,484	78,223
Total Current Assets	86,571	99,274

Notes recievable, net	107,395	98,405
Property and equipment, net of accumulated	-
depreciation of ($41,447) and $37,982, respectively	18,200	21,664

TOTAL ASSETS	$212,166	$219,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$304,117	$302,642
Accrued expenses	4,550	4,550
Note payable, related party	350,056	372,826
Deferred salaries	897,858	867,298
Accrued interest payable	904,391	852,154
Subscription Payable	-	-
Convertible notes payable, related party	296,035	286,035

Total Current Liabilities	2,757,007	2,685,505

TOTAL LIABILITIES	2,757,007	2,685,505

Stockholders' Deficit
Common stock: 350,000,000 authorized; $0.001 par value
11,543,235 shares issued and outstanding	11,544	11,386
Additional paid in capital	2,514,575	2,423,383
Accumulated deficit	(5,070,960)	(4,900,931)
Total Stockholders' Deficit	(2,544,841)	(2,466,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$212,166	$219,343

See notes to unaudited financial statement

American Fiber Green Products, Inc.

Consolidated Statements of Operation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 24,000	$ -	$ 55,000	$ -
	.
EXPENSES
Operating Expenses
Marketing and sales	-	-	-	-
Compensation	-	-	-	-
Professional	-	-	-	-
General and administrative	39,958	18,670	177,954	42,661
Total operating expenses	39,958	18,670	177,954	42,661

Net loss from operations	(15,958)	(18,670)	(122,954)	(42,661)

Other income (expense)
Interest expense	(29,532)	(25,235)	(55,336)	(49,824)
Interest Income	4,178	3,987	8,261	7,879
Income taxes	-	-	-	-

Net loss	$ (41,312)	$ (39,918)	$ (170,029)	$ (84,606)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,543,235	11,385,735	11,543,235	11,543,235

 See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2010	11,385,735	$ 11,386	$ 2,423,383	$ (4,767,996)	$ (2,333,227)

Net loss				(132,935)	(132,935)

Balance as of December 31, 2011	11,385,735	$ 11,386	$ 2,423,383	$ (4,900,931)	$ (2,466,162)

Net loss (unaudited)				(170,029)	(170,029)

Shares Issued at $.58 per share	157,500	158	91,192		91,350

Balance, June 30, 2012	11,543,235	$ 11,544	$ 2,514,575	$ (5,070,960)	$ (2,544,841)

 See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

	For the Six months ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (170,029)	$ (84,606)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	3,465	2,500
Changes in assets and liabilities:
Accounts receivable	16,994
Interest receivable, related parties	(8,262)	(7,880)
Notes receivable, net	1,010	-
Accounts payable	1,475	2,595
Accrued expenses	-
Deferred salaries	30,560	31,500
Subscription receivable	-
Accrued interest payable	52,237	49,796
Net Cash Used in Operating Activities	(72,550)	(6,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to PAC		6,111
Net Cash Used in Investing Activities	-	6,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for security deposits	-
Advances from related parties	(22,770)
Convertible notes payable, related party	-
Issuance of common stock	91,350
Net Cash Provided by Financing Activates	68,580	-

Net increase (decrease) in cash and cash equivalents	(3,970)	16
Cash and cash equivalents, beginning of period	4,057	40
Cash and cash equivalents, end of period	$ 87	$ 56

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

 See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012 AND FOR THE

SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

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

In January of 1996 the Board of Directors authorized the merger of AHP with Amour Fiber Core, Inc. a Washington corporation. Each common share of Amour Hydro Press,Inc. was exchanged for 280 common shares of Amour Fiber Core, Inc. The authorized shares of Amour Fiber Core, Inc. were 5,000,000 shares. The company operated under this configuration until June 1998 when the Board of Directors approved a three for one forward split (3:1) increasing the authorized shares from 5,000,000 to 15,000,000 common shares. Amendments to the Articles of Incorporation were filed with the State of Washington. Although approved and recorded, the 3:1 forward split was not reported to the transfer agent of the Company. The resulting change in common stock was from 3,675,996 to 11,027,988 common shares issued and outstanding.

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

In May of 2004, following appropriate shareholder consent and board action, Amour Fiber Core, Inc.(Washington) merged with a newly formed Nevada corporation of the same name and with the same issued and outstanding shares 11,027,988. Amour Fiber Core, Inc. (Nevada) has authorized 350,000,000 common and 5,000,000 preferred shares.

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

Following this merger and in keeping with the Shareholder Consent and subsequent board action, the name of Amour Fiber Core, Inc. (Nevada) was changed to American Fiber Green Products, Inc. American Leisure Products, Inc. (a Florida corporation) became a wholly owned subsidiary of American Fiber Green Products, Inc. The assets and opportunities of American Fiber Green Products, Inc. (f/k/a Amour Nevada and Amour Washington) were moved to a newly formed, Amour Fiber Core, Inc., (a Florida Corporation) as a wholly owned subsidiary. The resulting structure is American Fiber Green Products, Inc. (Nevada) holding 100% of the stock of American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc.(Florida).

NOTE 2 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing. The Company has incurred losses since inception and,the Company has not generated any revenues from its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company will begin construction of a plant upon funding and expects to complete the project and to begin production within the next 18 months. Although the cost of construction has not been quantified, the Company estimates the cost to be approximately $250,000 per plant unit. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June, 2012 and 2011, (b) the financial position at June 30, 2012 and (c) cash flows for the six month periods ended June, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011. The results of operations for the three and six month periods ended June,30 2012 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 4

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
$107,395

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of June 30, 2012. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2012 consist of the following:

NOTE 8

Note payable, individual, past maturity, 8.75% interest; unsecured	$101,500
Note payable, individual, past maturity, 14.00% interest; unsecured	30,000
Note payable, individual, past maturity, 14.00% interest; unsecured	10,000
Note payable, individual, past maturity, 14.00% interest; unsecured	10,000
Note payable, individual, past maturity, 10.50% interest; unsecured	100,000
Note payable, individual, past maturity, 10.50% interest; unsecured	18,000
Note payable, individual, past maturity, no interest; unsecured	15,000
Note payable, individual, past maturity, 10.00% interest; unsecured	1,535
Note payable, individual, past maturity, 16.50% interest; unsecured	7,000
Note payable, individual, past maturity, 16.50% interest; unsecured	3,000
Total convertible notes payable to shareholders	$296,035

NOTE 9 - OTHER PAYABLES, RELATED PARTIES

Long-term payables are due to PAC (Public Acquisition Company - a wholly owned business of Kenneth McCleave), Nimble Boat Works (a wholly owned business of Kenneth McCleave), Daniel L. Hefner (President and Chief Operating Officer of AFBG) for cash advances made to AFBG.

NOTE 9

Due to PAC	$346,806
Due to Nimble Boat Works	2,335
Due to Dan Hefner	915
Total convertible notes payable to shareholders	$350,056

Company loans payable to PAC in the amount of $314,670, included above, bearinterest ($214,670 at 10% pa and $100,000 at 8% pa.) These loans were primarily associated with the acquisition of Amour Fiber Core.

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

GENERAL OVERVIEW

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic(FRP) products to take to market, beginning with the patented recyclingtechnology developed by William Amour, the Company's founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company's common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida). Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFBG). The Company established that the future operations of the two merged companies would represent two divisions of AFBG. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

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

We intend to offer contracts for licensing of our patented technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company's public visibility and general awareness of its technology. The licensee will be required to pay an up front fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $ 55,000 for the six months ended June 30, 2012. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. Operations resumed in the later part of 2011. The Company plans to build a pilot plant during the years ended December 31, 2012 and 2013. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Marketing, general and administrative expenses for the three and six months ended June 30, 2011 and 2012 of $39,958, $18,751, $177,954 and $42,661, respectively. The increase was primarily due to the activities of our initial production. We anticipate our facilities to increase in volume as we become more able to accept and produce on our increasing orders.

The Company incurred interest expense for the three and six months ended June 30, 2011 and 2012 of $29,532, $25,234, $55,336 and $49,824, respectively. Interest was charged based on the stated interest rates set forth in the notes.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2012 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2012 and 2013 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2012, the Company has had a net loss of $170,029 and cash used by operations of $73,560, cash used by investing activities was $ 21,760 and cash provided by financing activities of $91,350, and negative working capital of $222,096. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2012, such disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2012.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT #	DESCRIPTION

2.1	Merger between Hydro Press and Amour, dated 3/12/93*
2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and
2.3	American Leisure Products, dated 5/24/2004*
3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*
3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
3.6	Bylaws*
10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
10.2	Exclusive license agreement with the Amour Family Trust *
31.1	Certification of the Chief Financial Officer
31.2	Certification of the Principal Executive Officer
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, theregistrant has caused this report to be signed on its behalf by the undersigned,thereto duly authorized:

Date: August 28, 2012 AMERICAN FIBER GREEN PRODUCTS, INC.

By: /s/ DANIEL L. HEFNER

Daniel L. Hefner,

President and Director

(Principal Executive Officer)

By: /s/ FRANK D. PUISSEGUR

Frank D. Puissegur,

Chief Financial Officer and

Principal Accounting Officer