Form 10-K/A
period 2011-12-21
American Fiber Green Products, Inc.
filed 2012-10-16
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1 )

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

AMERICAN FIBER GREEN PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-28978	91-1705387
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4209 Raleigh Street Tampa, FL 33619
(Address of Principal Executive Offices) (Zip Code)

(813) 247-2770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Preferred Stock, Par value $0.001 Per share

Common stock, Par value $0.001 Per share

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on April 11, 2012 (the “Original 10-K”), of American Fiber Green Products, Inc., a Nevada corporation ( the “Company”, or “we”). We are filing this Amendment to amend

Item 9(A) Controls and procedures

Disclosure controls and procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation , our Chief Executive Officer and our Chief Financial Officer have concluded that at December 31, 2011, such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on April 11, 2012. The Original 10-K has not been amended or updated to reflect events occurring after April 11, 2012.

ITEM 15. EXHIBITS

The following Exhibit are amended and filed as part of this report:

Exhibit 32.1 is amended to correct the referenced period end from December 31, 2010 to properly reflect period end December 31, 2011.

Exhibit 32.2 is similarly amended to correct the referenced period end from December 31, 2010 to properly reflect period end December 31, 2011 . Additionally, The name of former CFO, Michael Freid, is replaced with the current Chief Financial Officer, Frank Puissegur.

Other than the foregoing items, no part of the Annual Report on Form 10-K filed on April 11, 2012 is being amended, and the filing of this Annual Report on Form 10-K/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to April 11, 2012.

The exhibits listed in the exhibit index of the Original Filing and this Amendment are filed with, or incorporated by reference, in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Fiber Green Products, Inc.

October 16, 2012	American Fiber Green Products, Inc.
By: /s/ Daniel L. Hefner
Daniel L. Hefner President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 16, 2012	American Fiber Green Products, Inc.
By: /s/ Daniel L. Hefner
Daniel L. Hefner Chief Executive Officer

October 16, 2012	American Fiber Green Products, Inc.
By: /s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer

EXHIBIT 32.2