Form 10-Q/A
period 2012-03-31
American Fiber Green Products, Inc.
filed 2012-10-16
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No.1)

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

AMERICAN FIBER GREEN PRODUCTS, INC.

Nevada	000-29711	91-1705387
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4209 Raleigh Street Tampa, FL 33619
(Address of Principal Executive Offices) (Zip Code)

(813) 247-2770
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

$.001 par value preferred stock Over the Counter Bulletin Board

$.001 par value common stock Over the Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,543,235 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2012.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, originally filed on May 18, 2012 (the “Original 10-Q”), of American Fiber Green Products, Inc., a Nevada corporation ( the “Company”, or “we”). We are filing this Amendment to amend

Item 4(T) Controls and procedures

Disclosure controls and procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation , our Chief Executive Officer and our Chief Financial Officer have concluded that at March 31, 2012, such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Amendment should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 18, 2012. The Original 10-Q has not been amended or updated to reflect events occurring after May 18, 2012.

ITEM 6. EXHIBITS

The following Exhibit is amended and filed as part of this report:

Exhibit 32.2 is amended so that the name of former CFO, Michael Freid, is replaced with the current Chief Financial Officer, Frank Puissegur.

Other than the foregoing items, no part of the Quarterly Report on Form 10-Q filed on May 18, 2012 is being amended, and the filing of this Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 18, 2012.

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

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002

In connection with the Quarterly Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q/A for the period ended March 31 , 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel L. Hefner, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

EXHIBIT 32.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S. C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002

In connection with the Annual Report of American Fiber Green Products, Inc., (the "Company") on Form 10-Q/A for the period ended March 31, 2012 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank D. Puissegur, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 16, 2012	American Fiber Green Products, Inc.
By: /s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer