Form 10-Q
period 2012-09-30
American Fiber Green Products, Inc.
filed 2012-11-21
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

4209, Raleigh Street, Tampa, FL 33619
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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

There were , 11,543,235 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2012.

1

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

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

Current Assets

Cash and cash equivalents	$8146	$4,057

Accounts receivable	$18,274	$16,994

Interest receivable, related parties	$90,760	$78,223

Total Current Assets	$117,180	$99,274

Notes recievable, net	$107,395	$98,405

Property and equipment, net of accumulated	—

depreciation of ($41,447) and $37,982, respectively	$21,961	$21,664

TOTAL ASSETS	$246,536	$219,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$301,238	$302,642

Accrued expenses	$4,550	$4,550

Other payables, related party	$344,800	$372,826

Deferred salaries	$931,608	$867,298

Accrued interest payable	$931,467	$852,154

Subscription Payable	—	—

Note payable to shareholders	$296,035	$286,035

Total Current Liabilities	$2,791,698	$2,685,505

TOTAL LIABILITIES	$2,791,698	$2,685,505

Stockholders' Deficit

Common stock: 350,000,000 authorized; $0.001 par value

11,543,235 shares issued and outstanding	$11,544	$11,386

Additional paid in capital	$2,514,575	$2,423,383

Accumulated deficit	$5,071,281	$(4,900,931)

Total Stockholders' Deficit	$2,545,162	$(2,466,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$246,536	$219,343

See notes to unaudited financial statement

American Fiber Green Products, Inc.

Consolidated Statements of Operation

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$$115,320	$-	$$170,320	$-

EXPENSES

Operating Expenses

Marketing and sales	-	-	-	-

Compensation	-	-	-	-

Professional	-	-	-	-

General and administrative	$92,842	$32,031	$270,794	$74,693

Total operating expenses	$115,642	$53,829	$340,670	$138,436

Net loss from operations	$(322)	$(53,829)	$(170,350)	$(138,436)

Other income (expense)

Interest expense	$27,076	$25,860	$82,413	$75,684

Interest Income	$4,276	$4,062	$(12,537)	$(11,941)

Income taxes	-	-	-	-

Net loss	$(322)	$(53,829)	$(170,350)	$(138,436)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING	11,543,235	11,385,735	11,543,235	11,385,735

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2010	11,385,735	$11386	$2423383	$(4,767,996)	$(2,333,227)
			2423383
Net loss				$(132,935)	$(132,935)

Balance as of December 31, 2011	11,385,735	$11386	$2423383	$(4,900,931)	$(2,466,162)

Net loss (unaudited)				$(170,350)	$(170,350)

Shares Issued at $.58 per share	157,500	158	$91192		$91350

Balance, September 30, 2012	11,543,235	$11544	$2514575	$(5,070,960)	$(2,636,512)

 See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

	September 30
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(170,029)	$(138,436)

Adjustment to reconcile Net Income to net

Cash provided by operations:

Depreciation and amortization	$5,807	$3,750

Changes in assets and liabilities:

Accounts receivable	$(1,280)

Interest receivable, related parties	$(12,537)	$(11,941)

Notes receivable, net	-	-

Accounts payable	$(1,404)	$6,210

Accrued expenses	-

Deferred salaries	$46,310	$47,250

Subscription receivable	-

Accrued interest payable	$79,313	$74,156

Net Cash Used in Operating Activities	$(54,141)	$(19,011)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan to PAC		23,512

Net Cash Used in Investing Activities	-	6,111

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	$(27,016)

Convertible notes payable, related party	-

Issuance of common stock	91,350

Net Cash Provided by Financing Activates	$64,334	$23,512

Deposit on Equipment	$6104	$1002

Net increase (decrease) in cash and cash equivalents	$4,089	$3499

Cash and cash equivalents, beginning of period	$4,057	$40

Cash and cash equivalents, end of period	$$8,146	$$3,599

Supplemental Cash Flow Information

Cash paid for interest	-

Cash paid for taxes	-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012 AND FOR THE

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September, 2012 and 2011, (b) the financial position at September 30, 2012 and (c) cash flows for the nine month periods ended September, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI as of September 30, 2012. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

Notes payable at September 30, 2012 consist of the following:

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

Due to PAC	343,885
Due to Dan Hefner	915
Total convertible notes payable to shareholders	$344,800

Company loans payable to PAC in the amount of $343,885, included above, bear interest ($214,670 at 10% pa and $129,215 at 8% pa.) These loans were primarily associated with the acquisition of Amour Fiber Core.

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

GENERAL OVERVIEW

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc. [Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic(FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the Company's founder. After spending millions of dollars on research and development and proving that the technology could, in fact, recycle fiberglass waste and produce superior fiberglass products, the Company was forced to suspend operations due to the death of Mr. Amour in 1999. Several years of stagnation and distress left the Company, its creditors and its nearly 850 shareholders on the verge of total loss. In 2001 Kenneth McCleave started dialogue with the Management and shareholders of the Company about merging with American Leisure Products, Inc., a company that would use virgin materials to produce vintage cars, boats and other FRP products. These discussions resulted in a concerted effort by McCleave and his team, as well as the Officers and Directors of the Company, to establish support for and confidence in the proposed plan of merger. In May of 2004 after much creditor negotiation, resolution of legal matters and personal visits with hundreds of shareholders representing over 70% of the issued and outstanding shares of the Company's common stock, the merger was completed between Amour Fiber Core, Inc. (Nevada) and American Leisure Products, Inc. (Florida). Simultaneously, the combined companies effected a name change to American Fiber Green Products, Inc. (AFBG). The Company established that the future operations of the two merged companies would represent two divisions of AFBG. Amour Fiber Core, Inc. (Florida) had been formed to be a subsidiary of American Fiber Green Products, Inc. specifically fiberglass waste recycling. American Leisure Products, Inc. (Florida) will produce fiberglass components from new materials.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $ 170,320 for the Nine Months Ended September 30, 2012. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. Operations resumed in the later part of 2011. The Company plans to build a pilot plant during the next year. The Company has begun the process of establishing a network of collection centers to warehouse waste fiberglass and prepare to grind the material in order to produce finished goods from that process.

Expenses

Marketing, general and administrative expenses for the three months ended September 30,2012 were $92,840, compared to$32,032 for the three months ended September 30, 2011.

The Company incurred interest expense for the Three Months Ended September 30, 2012 of $27,077, compared to Interest expense of $25,860 for the Three Months Ended September 30, 2011. Interest was charged based on the stated interest rates set forth in the notes.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2013 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2012 and 2013 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the Nine Months Ended September 30, 2012, the Company has had a net loss of $170,350 and cash used by operations of $54,141, cash provided by financing activities of $64,334 and negative working capital of $188,608. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2012, such disclosure controls and procedures were effective.

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

 Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personel,to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United Sates of America and included those policy and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of September 30, 2012 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ending September 30, 2012 the company did not submit any matters to a vote of the security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2012.

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

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2012	American Fiber Green Products, Inc.
By: /s/ Daniel L. Hefner]
Daniel L. Hefner Chief Executive Officer