Form 10-K
period 2012-12-31
American Fiber Green Products, Inc.
filed 2013-05-31
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ______, 20___ , TO ______, 20___ .

COMMISSION FILE NUMBER
000-28978
____________________

AMERICAN FIBER GREEN PRODUCTS, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Acts. ☐ YES  ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ YES  ☒ NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ YES  ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,804,760 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,383,155 shares of the Registrant's $.001 par value common stock outstanding as of May 27, 2013.

AMERICAN FIBER GREEN PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2012

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

•
In March of 1993, William Amour founded Amour Hydro Press, Inc. (AHP) to conduct research and development to commercialize proprietary technology that would allow the company to process waste fiberglass and resins into new commercially viable products.

•
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
American Leisure Products Inc.
Florida

COMPANY AND BUSINESS OVERVIEW

The Company's executive management team is:
Kenneth W. McCleave, Chairman of the Board
Daniel L. Hefner, President, Chief Executive Officer and Director
Frank D. Puissegur, Chief Financial Officer

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

Once production commences, the Company will market these product lines:
o     Railroad ties;
o     Parking stops;
o     Dock Fendering Systems;
o     Vessel Fendering Systems;
o     Bridge Fendering Systems; and,
o     Seawalls.

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

AMERICAN LEISURE PRODUCTS

GENERAL DEVELOPMENT OF BUSINESS

American Leisure Products(ALP) will produce fiber- reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees creates a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for fiberglass recreational products to fill the demands of affluent 'baby boomers' with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry by means of its unique designs and product variety, as well as the experience and skill of its employees and management.

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

PRODUCTS
ANTIQUE “REPLICARS”

o  Nostalgic replica automobiles (commonly referred to as Hot Rods) are provided at completion levels  to a range of customers from the hobbyist who wants to build his own car to the enthusiast who wants to buy a complete automobile ready to drive away. These cars are offered in a number of packages configured to serve every segment of the market:

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

ANTIQUE “REPLICAR” RENTAL

Our market research indicates a viable business opportunity  using our  manufactured vintage car products in a rental fleet network in vacation areas. Demand for a fresh, new, fun alternative form of transportation is an exciting prospect for consumers and investors alike.

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

EMPLOYEES

As of December 31, 2012, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A.  RISK FACTORS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No rental fee is charged by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities are presently sufficient for operations. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

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

Not applicable.

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

	BID PRICES
	LOW	HIGH
FISCAL 2011
First Quarter (January 1, 2011 through March 31, 2011)	$0.25	$0.63
Second Quarter (April 1, 2011 through June 30, 2011)	$0.50	$0.51
Third Quarter (July 1, 2011 through September 30, 2011)	$0.15	$0.50
Fourth Quarter (October 1, 2011 through December 31, 2011)	$0.30	$0.79

FISCAL 2012
First Quarter (January 1, 2012 through March 31, 2012)	$0.20	$0.58
Second Quarter (April 1, 2012 through June 30, 2012)	$0.25	$0.60
Third Quarter (July 1, 2012 through September 30, 2012)	$0.15	$0.30
Fourth Quarter (October 1, 2012 through December 31, 2012)	$0.14	$0.29

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

During the year ended December 31, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED,BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in "Risk Factors," "Business" and "Forward-Looking Statements."The following management discussion should be read together with the AFGP's consolidated financial statements included in this registration statement See "Index to Financial Statements" at page F-1. Those consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

GENERAL OVERVIEW

American Fiber Green Products, Inc.

From its inception, American Fiber Green Products, Inc. (f/k/a Amour Hydro Press, Inc; Amour Fiber Core, Inc. [Washington]; Amour Fiber Core, Inc.[Nevada]) has had a focus on the production of Fiberglass Reinforced Plastic (FRP) products to take to market, beginning with the patented recycling technology developed by William Amour, the company's founder.

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

RESULTS OF OPERATIONS

Revenues.

The Company had $255,595 in revenue for the year ended December 31, 2012 and $100,394 in revenue for the year ended December 31, 2011. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2013. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Marketing, general and administrative expenses for the years ended December 31, 2012 and 2011 were $297,181 and $125,633, respectively.  The increase in the current year was due to an increase in non-cash stock compensation expense, in the amount of $133,600 in year 2012.  Other increases were due primarily volume related for the support of increased revenue.

The Company incurred interest expense for year ended December 31, 2012, of $69,879. Interest for the year ended December 31, 2011 was $102,136. Interest was charged based on the stated interest rates set forth in the notes.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2012 the Company had a net operating loss carry forward of approximately $3,189,000. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382, in 2004, resulting from the merger. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2013 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2013 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2012 and 2011 the Company used cash from operating activities of $18,339 and $97,097, respectively. The decrease in cash used is due primarily to the start-up of operations and generating revenues to off-set fixed costs.

During the years ended December 31, 2012 and 2011 the Company used cash in investing activities of $ 4,869 and $9,647 respectively. The Company anticipates a need to increase  purchasing equipment for the production stage, projected to commence in 2013.

During the years ended December 31, 2012 and 2011 the Company provided cash from financing activities of $20,634 and $110,761 respectively. This increase in of cash provided by financing activities is primarily due to the increase in other notes payable related party.  The Company has not raised any money from sale of its common stock and has not attained any significant cash from loans, other than those funds provided by related parties.

The aggregate value of outstanding loans as of December 31, 2012 is $776,731. This amount is comprised of convertible notes payable of $284,500 and notes payables – related party of $492,231. Notes payable are due on demand, with accumulated interest at rates specified in each note. Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2012, working capital deficit was $2,784,592 As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012, the Company had a net loss of $201,645, cash used by operations of $18,339 and negative working capital of 2,784,592. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to continue operations and to sustain a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

The planned construction of the Pilot Plant is expected to cost approximately $550,000. The Company plans to acquire funding for the construction from outside investors, establishment of license agreements, government grants or through a stock offering.

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

CAPITAL RESOURCES

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2012-2013, we expect to have total capital expenditures of $825,000 -- Amour Fiber Core $550,000 for the pilot plant and American Leisure Products $275,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.    Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN FIBER GREEN PRODUCTS, INC.
Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
Reports of Independent Registered Public Accounting Firm

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
American Fiber Green Products, Inc.
Tampa, FL

We have audited the accompanying consolidated balance sheets of American Fiber Green Products, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, adverse financial ratios, and a stockholders' deficit.  The Company currently relies on shareholder funding of operating activities and is requiring traditional financing or equity funding to continue its operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Messineo & Co, CPAs LLC
Clearwater, Florida
May 27, 2013

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,483	$4,057
Accounts receivable	65,693	16,994
Total Current Assets	67,176	21,051

Property and equipment, net of accumulated
depreciation of $44,130 and $37,982, respectively	20,385	21,664

Notes receivable, related parties	150,171	98,405
Interest receivable, related parties	79,829	78,223

TOTAL ASSETS	$317,561	$219,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$213,133	$187,293
Accrued expenses	1,953	4,550
Deferred salaries	945,298	867,298
Accrued interest payable	914,653	852,154
Note payable, related party	492,231	489,710
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,851,768	2,685,505

TOTAL LIABILITIES	2,851,768	2,685,505

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
11,543,235 and 11,385,735 shares issued and outstanding	11,543	11,386
Additional paid in capital	2,556,826	2,423,383
Accumulated deficit	(5,102,576)	(4,900,931)
Total Stockholders' Deficit	(2,534,207)	(2,466,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,561	$219,343

See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Year Ended
	December 31,
	2012	2011

Revenues	$255,595	$100,394
Cost of sales	99,166	31,662
Gross Profit	156,429	68,732

Operating Expenses
Marketing and sales	44,218	28,802
Compensation	211,600	63,000
Professional	16,689	9,179
General and administrative	24,674	24,652
Total operating expenses	297,181	125,633

Net loss from operations	(140,752)	(56,901)

Other income (expense)
Interest expense	(69,879)	(102,136)
Interest Income	8,986	16,102
Debt forgiveness	-	10,000
Income taxes	-	-

Net loss	$(201,645)	$(132,935)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,511,735	11,385,735

See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2010	11,385,735	$11,386	$2,423,383	$(4,767,996)	$(2,333,227)

Net loss				(132,935)	(132,935)

Balance as of December 31, 2011	11,385,735	11,386	2,423,383	(4,900,931)	(2,466,162)

Shares issued in exchange for services	157,500	157	91,193		91,350

Options issued			42,250		42,250

Net loss				(201,645)	(201,645)

Balance, December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(201,645)	$(132,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,148	5,482
Stock-based compensation	133,600	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(48,699)	(16,994)
Non-trade receivables and other assets	(8,986)	(16,102)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	23,243	4,850
Deferred compensation	78,000	58,601
Total adjustments	183,306	35,837
Net Cash Used in Operating Activities	(18,339)	(97,098)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(4,869)	(9,647)
Net Cash Used in Investing Activities	(4,869)	(9,647)

Cash Flows from Financing Activities:
Related party loans, net	(49,245)	8,652
Increase in interest payable to related parties	69,879	102,109
Proceeds from issuance of stock	-	-
Net Cash Provided by Financing Activities	20,634	110,761

Net Increase (Decrease) in Cash and Cash Equivalents	(2,574)	4,016
Cash and Cash Equivalents, beginning of period	4,057	41
Cash and Cash Equivalents, end of period	$1,483	$4,057

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company anticipates beginning construction of a pilot plant within the next 12 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 24 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $550,000 for the pilot plant and as much as $1.6M for a full function plant. Management plans to raise additional funds through the sale of sub-licensing agreements, project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

Principles of Consolidation

The consolidated financial statements include the accounts of American Fiber Green Products and its wholly-owned subsidiaries, Rainbow Biosciences, LLC and Father Fish Aquarium, Inc.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is March 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, there were no cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales. Property and equipment consist of mold tooling, with estimated useful lives of 10 years, and equipment, with estimated lives of 5 years.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer.  For the years ended December 31, 2012 and 2013, the Company has only produced revenue from the tipping fees.

Stock Based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.  Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the years ended December 31, 2012 and 2011, respectively.

Research and Development Costs

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011.

Earning / Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.   The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2012 and 2011, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized. As of December 31, 2012:

Shares issued and outstanding	11,543,235

Potentially dilutive shares:
Convertible notes payable	5,690,000
Interest payable, subject to conversion	4,453,000
Options outstanding	100,000
Total potentially dilutive shares	21,786,235

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 4 - NOTES RECEIVABLE – RELATED PARTY

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The collectability and extended terms of these notes receivable are in consideration of amounts payable to the same officers and stockholders. The Company does not expect repayment of these amounts to occur during the next 12 months.

Notes receivable are made up of the following:

DECEMBER 31	2012	2011
Note receivable, related party, 10% interest, past maturity	$-	$6,000
Note receivable, related party, 10% interest, past maturity	52,452	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	-	5,000
Note receivable, related party, 8% interest	62,766	5,000
	$150,171	$98,405
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $8,986 and $16,102 of interest income for the years ended December 31, 2012 and 2011, respectively.  The accumulated interest receivable, under these notes, is $79,829 and $78,223 for the years ended December 31, 2012 and 2011, respectively.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - STOCKHOLDERS' EQUITY

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

At the time of this reverse merger, the smaller combining entity (ALP), a) holds a majority of the voting rights, (80.0%) of the combined company (AFC) common shares outstanding; and b) comprises the senior management of the combined company.

The Company issued 157,500 shares of common stock in exchange for services during the year ended December 31, 2012.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $91,350 in compensation expense.

In accordance with the employment agreement of the officer, provision is made for the issuance of 100,000 options.  The Company has valued the options, using the Black Scholes Method, resulting in compensation expense in the amount of $42,250.  The following assumptions were used in the calculation:

Weighted Average:
Dividend rate	.0%
Risk-free interest rate	.062%
Expected lives (years)	3.0
Expected price volatility	213.6%
Forfeiture Rate	0.0%

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2012 or 2011. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2013. The Company expects to renegotiate the terms and conditions of the contract.  Compensation is currently accrued (see footnote “Deferred Wages”), as specified within the terms of the employment contract. The contract specifies minimum bonus of $15,000 (other than minimum is at discretion of the Board of Directors) and annual options (100,000 options, effective June 1st, at a strike price of average closing price of prior month).  Both the bonus and options were waved in prior years, due to lack of revenue producing activity.

The Company anticipates that it will enter into employment contracts with two other key employees in 2013 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

In prior years, Accounts payable includes related party payables, which have been reclassified to notes payable for the years ended December 31, 2012 and 2011.

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

Deferred wages are $945,298 and $867,298 as of December 31, 2012 and 2011, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	2012	2011
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

The Company acquired the above notes as of the date of merger, May 24, 2004.  In the negotiations, the original notes were modified to include a conversion feature, in exchange for indefinitely extending the payment date.  At the time of the debt modification, the conversion rate was based on the then fair market value of the stock.  The Company examined the agreement and based on calculations determined that there was no beneficial conversion at that time, as the face value was equivalent to the conversion.  The Conversion feature was extended to interest accrued, through the date of the modification only.

The loans are convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2012 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of December 31, 2012.

As of December 31, 2012 and 2011, the above notes had  accrued interest payable of $612,034 and $584,213, respectively

NOTE 9 - Notes Payable- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	2012	2011
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$402,320	$402,320

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	9,275	1,575

Three notes to Due to Dan Hefner, interest rate at 8% , payable on demand	63,458	70,437

Three notes to Due to Kenneth McCleave, interest rate at 8% , payable on demand	10,178	8,378

Total other long-term payables	$492,231	$489,710

Interest accrued on the above loans is $302,619 and $260,561 at December 31, 2012 and 2011, respectively.

NOTE 10 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,189,000 at December 31, 2012. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, Amour is not current in their federal and state income tax filings. The Company has not determined the tax implications and considering the net operating losses and that Amour has not had active operations or income for a significant period, the effect of non-filing is not expected to be significant.

Temporary differences affecting the deferred tax asset are as follows:

December 31,	2012	2011
Accumulated deficit	$5,102,576	$4,969,641
Difference between tax and book for related party accruals:
Stock based compensation	(133,600)	-
Wages	(945,298)	(867,298)
Interest	(834,824)	(773,931)
	$3,188,854	$3,328,412

Valuation allowance	(3,188,854)	(3,328,412)
Deferred Tax Asset	$-	$-

The valuation allowance decreased by $139,558 during the year ended December 31, 2012 and increased by $27,775 during the year ended December 31, 2011.

Current and Deferred Taxes, at statutory rates are as follows:

	2012	2011

Current Tax Calculation:
Federal Income Taxes	24,100	4,000
State Income Taxes, net of benefit	2,600	400
	26,700	4,400
Deferred Tax Calculation:
Federal Income Taxes	(1,734,900)	(1,689,700)
State Income Taxes, net of benefit	(183,700)	(178,900)
	(1,918,600)	(1,868,600)
Valuation allowance	1,918,600	1,868,600
	$-	$-

The years ended December 31, 2006 through 2012 remain open, subject for income tax purposes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2012 and 2011.

The Company's operations are subject to production of a new processing technology. Significant technical and regulatory changes can have a dramatic effect on product opportunities. Design and development of new processes are critical elements to achieve and maintain profitability in the Company's new industry segment.

The Company operates under several storage leases for its operations.  Currently, all arrangements have been made on a month to month basis.  Terms are expected to be defined upon the production at those sights.

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

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

On January 22, 2013, the Board of Directors approved issuance of 839,920 shares of common stock, as compensation, with a fair market value of $84,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

Our financial statements, for the year ended December 31, 2011, were audited by the firm of Peter Messineo, CPA (“PM”). In December 2012 Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants (“DKM”), for which an 8-K was filed on January 8, 2013 with the Securities and Exchange Commission.  In April 2013 the agreement of DKM and PM was terminated and the Company filed form 8-K on May 20, 2013. DKM had not audited or reviewed our financial statement for the year ended December 31, 2012. The named successor firm, Messineo & Co, CPAs, LLC is a continuation of the original audit firm’s (PM) registration.

ITEM 9(A).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2012, such disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR EXECUTIVE OFFICER	AGE	CURRENT POSITION AND OFFICE

Daniel L. Hefner	62	President, Chief Executive Officer and Director
Kenneth W. McCleave	60	Chairman of the Board of Directors
Frank D. Puissegur	54	Chief Financial Officer

Daniel L. Hefner, 62, is President of American Fiber Green Products, Inc.(AFBG) and has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 60 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($) (i)	Total ($) (j)

Kenneth McCleave
Chairman of the Board	2012	$63,000	$15,000	—	$42,250	—	—	—	$120,250
of Directors	2011	$63,000	—	—	—	—	—	—	$63,000
	2010	$63,000	—	—	—	—	—	—	$63,000

Daniel Hefner,
Chief Executive Officer	2012	—	—	—	—	—	—	—	—
and President	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

Frank D. Puissegur
Chief Financial	2012	—	—	—	$58,000	—	—	—	$58,000
Officer	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

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

	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class

Kenneth McCleave, 9401 Oak Street, Riverview, FL 33569*	1,221,715	10.58%
Daniel Hefner, 1502 N. Taylor Road, Brandon, FL 33510*	1,609,240	13.94%
Robert Maxwell, N/A, Florida	1,501,240	13.00%
Frank Puissegur, Box 6196 Lakeland, FL 33807*	100,000	.87%
Barb Amour, Monroe, WA 98272	673,111	5.83%

*All officers and directors as a group (3 persons)	2,930,935	25.39%

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP and Daniel L.Hefner. No occupancy cost has been charged to AFGP by PAC as of December 31, 2012 and 2011. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Please refer to Notes to Financial Statement, Notes 6 through Note 9.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate audit fees billed for the years ended December 31, 2012 and 2011 was $5,500 and $7,000, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

ITEM 15.  EXHIBITS

EXHIBIT	DESCRIPTION

2.1	Merger between Hydro Press and Amour, dated 3/12/93*

2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and

2.3	American Leisure Products, dated 5/24/2004*

3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*

3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*

3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*

3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*

3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*

3.6	Bylaws*

10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*

10.2	Exclusive license agreement with the Amour Family Trust *

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Principal Executive Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: May 31, 2013	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner, President and Director (Principal Executive Officer)

Date: May 31, 2013	By:	/s/ FRANK D. PUISSEGUR
Frank D. Puissegur, Chief Financial Officer and Principal Accounting Officer