Form 10-Q
period 2013-03-31
American Fiber Green Products, Inc.
filed 2013-11-27
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

4209 Raleigh Street, Tampa, FL 33619
 (Address of principal executive offices, Zip Code)

(813)-247-2770
(Registrant’s telephone number, including area code)

_________________________________________________________
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 25, 2013 was 12,383,155.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “American Fiber Green Products Inc.”, “Company”, “we”, “our”, and “us” refer to American Fiber Green Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,483
Accounts receivable	122,646	65,693
Total Current Assets	122,646	67,176

Property and equipment, net of accumulated
depreciation of $45,730 and $44,130, respectively	18,785	20,385

Notes receivable, related parties	199,490	150,171
Interest receivable, related parties	81,926	79,829

TOTAL ASSETS	$422,847	$317,561

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$213,523	$213,133
Accrued expenses	3,766	1,953
Deferred salaries	961,048	945,298
Accrued interest payable	932,123	914,653
Convertible notes payable, related party	284,500	284,500
Note payable, related party	469,299	492,231
Total Current Liabilities	2,864,259	2,851,768

TOTAL LIABILITIES	2,864,259	2,851,768

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
12,383,155 and 11,543,235 shares issued and outstanding	12,383	11,543
Additional paid in capital	2,639,986	2,556,826
Accumulated deficit	(5,093,781)	(5,102,576)
Total Stockholders' Deficit	(2,441,412)	(2,534,207)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$422,847	$317,561

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

Revenues	$211,162	$29,805
Cost of sales	42,548	17,170
Gross Profit	168,614	12,635

Operating Expenses
Compensation	99,750	110,850
Professional	1,005	250
General and administrative	43,691	15,029
Total operating expenses	144,446	126,129

Net Income from operations	24,168	(113,494)

Other income (expense)
Interest expense	(17,470)	(17,470)
Interest Income	2,097	2,247
Income taxes	-	-

Net Income	$8,795	$(128,717)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,177,841	11,543,235

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2010	11,385,735	$11,386	$2,423,383	$(4,767,996)	$(2,333,227)

Net loss				(132,935)	(132,935)

Balance as of December 31, 2011	11,385,735	$11,386	$2,423,383	$(4,900,931)	$(2,466,162)

Shares issued in exchange for services	157,500	157	91,193		91,350

Options issued			42,250		42,250

Net loss				(201,645)	(201,645)

Balance as of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services (unaudited)	839,920	840	83,160		$84,000

Net income (unaudited)				8,795	8,795

Balance as of March 31, 2013 (unaudited)	12,383,155	$12,383	$2,639,986	$(5,093,781)	$(2,441,412)

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$8,795	$(128,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600	1,733
Stock-based compensation	84,000	-
Forgiveness of debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(56,953)	16,994
Non-trade receivables and other assets	(2,097)	(4,083)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,203	27,084
Deferred compensation	15,750	14,810
Total adjustments	44,503	56,538
Net Cash Provided (Used) by Operations	53,298	(72,179)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(72,251)	(20,220)
Increase in interest payable to related parties	17,470	-
Proceeds from issuance of stock	-	91,350
Net Cash Provided by Financing Activities	(54,781)	71,130

Net Increase (Decrease) in Cash and Cash Equivalents	(1,483)	(1,049)
Cash and Cash Equivalents, beginning of period	1,483	4,057
Cash and Cash Equivalents, end of period	$-	$3,008

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2013 and 2012, (b) the financial position at March 31, 2013 and December 31, 2012, and (c) cash flows for the three months ended March 31, 2013 and 2012, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

	2013	2012
Note receivable, related party, 10% interest, past maturity	$-	$-
Note receivable, related party, 10% interest, past maturity	52,452	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	17,700	14,700
Note receivable, related party, 8% interest, past maturity	-	-
Note receivable, related party, 8% interest	109,085	62,766
	$199,490	$150,171
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $2,097 and $2,247 of interest income for the months ended March 31, 2013 and 2012, respectively. The accumulated interest receivable, under these notes, is $81,926 and $79,829 as of March 31, 2013 and December 31, 2012, respectively.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2013 or 2012. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

In prior years, accounts payable includes related party payables, which have been reclassified to notes payable for the three months ended March 31, 2013 and the year ended December 31, 2012.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7 - DEFERRED SALARIES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as current liabilities.

Deferred wages are $961,048 and $945,298 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	March 31, 2013	December 31, 2012
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at March 31, 2013 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of March 31, 2013.

As of March 31, 2013 and December 31, 2012, the above notes had accrued interest payable of $618,989 and $612,034, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	March 31, 2013	December 31, 2012
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$402,320	$402,320

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	9,275	9,275

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	40,526	63,458

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	10,178	10,178

Total other long-term payables	$469,299	$492,231

Interest accrued on the above loans is $313,134 and $302,619 at March 31, 2013 and December 31, 2012, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2013.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $211,162 and $29,805 for the three months ended March 31, 2013 and 2012. The increase in revenues is primarily due to continuing projects with customers and increasing number of customers. We have increased our revenue, primarily from carting fiberglass waste to our holding sites. We have expanded our waste collections, as it is the feedstock of our anticipated recycling. In the prior year, the Company had suspended all operaions while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 31, 2013 and 2014. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2013 were $144,446 compared to $126,129 for the three months ended March 31, 2012. The increase in expenses is primarily due to the general increase in our marketing activities for developing our customer base..

The Company incurred interest expense for the each three months ended March 31, 2013 was $17,470. Interest was charged based on the stated interest rates set forth in the notes.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2013 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2013 and 2014 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2013, the Company had net income of $8,795 and negative working capital of $2,741,613. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures

We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2013-2014, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2013, such disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

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

As of March 31, 2013 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

During the three month period ended March 31, 2013, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2013.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT #	DESCRIPTION

2.1	Merger between Hydro Press and Amour, dated 3/12/93*
2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and
2.3	American Leisure Products, dated 5/24/2004*
3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*
3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
3.6	Bylaws*
10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
10.2	Exclusive license agreement with the Amour Family Trust *
31.1	Certification of the Chief Financial Officer
31.2	Certification of the Principal Executive Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits are filed as part of Form 10SB registration statement filed with the SEC on February 22, 2007 and incorporated by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: November 27, 2013	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer