Form 10-Q
period 2013-06-30
American Fiber Green Products, Inc.
filed 2014-01-03
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

4209 Raleigh Street, Tampa, FL 33619
 (Address of principal executive offices, Zip Code)

(813)-247-2770
(Registrant’s telephone number, including area code)

____________________________________________________________________
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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 17, 2013 was 12,383,155.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,974	$1,483
Accounts receivable	23,800	65,693
Total Current Assets	25,774	67,176

Property and equipment, net of accumulated
depreciation of $47,332 and $44,130, respectively	17,183	20,385

Notes receivable, related parties	221,703	150,171
Interest receivable, related parties	86,714	79,829

TOTAL ASSETS	$351,374	$317,561

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$177,437	$213,133
Accrued expenses	6,044	1,953
Deferred salaries	976,798	945,298
Accrued interest payable	948,815	914,653
Convertible notes payable, related party	284,500	284,500
Note payable, related party	437,109	492,231
Total Current Liabilities	2,830,703	2,851,768

TOTAL LIABILITIES	2,830,703	2,851,768

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
12,383,155 and 11,543,235 shares issued and outstanding	12,383	11,543
Additional paid in capital	2,639,986	2,556,826
Accumulated deficit	(5,131,698)	(5,102,576)
Total Stockholders' Deficit	(2,479,329)	(2,534,207)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$351,374	$317,561

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$34,549	$24,000	$245,711	$55,000
Cost of sales	27,392	-	69,940	-
Gross Profit	7,157	24,000	175,771	55,000

Operating Expenses
Compensation	21,194	-	120,944	-
General and administrative	11,975	39,958	56,672	177,954
Total operating expenses	33,169	39,958	177,616	177,954

Net loss from operations	(26,012)	(15,958)	(1,845)	(122,954)

Other income (expense)
Interest expense	(16,692)	(29,532)	(34,162)	(55,336)
Interest Income	4,788	4,178	6,885	8,261
Income taxes	-	-	-	-

Net loss	$(37,916)	$(41,312)	$(29,122)	$(170,029)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,383,155	11,543,235	12,281,065	11,543,235

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2010	11,385,735	$11,386	$2,423,383	$(4,767,996)	$(2,333,227)

Net loss				(132,935)	(132,935)

Balance as of December 31, 2011	11,385,735	$11,386	$2,423,383	$(4,900,931)	$(2,466,162)

Shares issued in exchange for services	157,500	157	91,193		91,350

Options issued			42,250		42,250

Net loss				(201,645)	(201,645)

Balance as of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services (unaudited)	839,920	840	83,160		$84,000

Net income (unaudited)				(29,122)	(29,122)

Balance as of June 30, 2013 (unaudited)	12,383,155	$12,383	$2,639,986	$(5,131,698)	$(2,479,329)

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(29,122)	$(170,029)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	3,202	3,465
Stock-based compensation	84,000	-
Forgiveness of debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	41,893	16,994
Non-trade receivables and other assets	(4,788)	(8,262)
Note receivable, net	-	1,010
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(31,605)	53,712
Deferred compensation	31,500	30,560
Total adjustments	124,202	97,479
Net Cash Provided (Used) by Operations	95,080	(72,550)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(111,281)	(22,770)
Increase in interest payable to related parties	16,692	-
Proceeds from issuance of stock	-	91,350
Net Cash Provided by Financing Activities	(94,589)	68,580

Net Increase (Decrease) in Cash and Cash Equivalents	491	(3,970)
Cash and Cash Equivalents, beginning of period	1,483	4,057
Cash and Cash Equivalents, end of period	$1,974	$87

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2013 and 2012, (b) the financial position at June 30, 2013 and December 31, 2012, and (c) cash flows for the six months ended June 30, 2013 and 2012, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

	2013	2012
Note receivable, related party, 10% interest, past maturity	50,599	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	17,700	14,700
Note receivable, related party, 8% interest	133,150	62,766
	$221,703	$150,171
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $4,788 and $4,178 of interest income for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company has recognized $6,885 and $8,261 of interest income, respectively.  The accumulated interest receivable, under these notes, is $86,714 and $79,829 as of June 30, 2013 and December 31, 2012, respectively.

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

In accordance with the employment agreement of the officer, provision is made for the issuance of 100,000 options. The Company has valued the options, using the Black Scholes Method, resulting in compensation expense in the amount of $42,250 was recognized in 2012. The following assumptions were used in the calculation:

Weighted Average:
Dividend rate	.0%
Risk-free interest rate	.062%
Expected lives (years)	3.0
Expected price volatility	213.6%
Forfeiture Rate	0.0%

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFBG by TFI during 2013 or 2012. There is no assurance that this favorable treatment will continue in the future if AFBG begins to facilitate operations at that site.

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

In prior years, accounts payable includes related party payables, which have been reclassified to notes payable for the three and six months ended June 30, 2013 and the year ended December 31, 2012.

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

Deferred wages are $976,798 and $945,298 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	June 30, 2013	December 31, 2012
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at June 30, 2013 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, the above notes had accrued interest payable of $625,945 and $612,034, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	June 30, 2013	December 31, 2012
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$371,190	$402,320

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	-	9,275

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	54,126	63,458

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	4,793	10,178

Total other long-term payables	$437,109	$492,231

Interest accrued on the above loans is $322,870 and $302,619 at June 30, 2013 and December 31, 2012, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Revenues

The Company had net revenues of $34,549 and $24,000 for the three months ended June 30, 2013 and 2012. The increase in revenues is primarily due to continuing projects with customers and increasing number of customers. We have increased our revenue, primarily from carting fiberglass waste to our holding sites. We have expanded our waste collections, as it is the feedstock of our anticipated recycling. In the prior year, the Company had suspended all operations while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant during the year ended December 31, 2014. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Operating expenses for the three months ended June 30, 2013 were $33,169 compared to $39,958 for the three months ended June 30, 2012. The decrease in expenses is primarily due to the decrease in stock based compensation expense in 2013.

The Company incurred interest expense for the three months ended June 30, 2013 and 2012 of $16,692 and $29,532, respectively. Interest was charged based on the stated interest rates set forth in the notes.  The decrease in interest expense is due to the overall decrease in notes payable in 2013 as compared to 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenues

The Company had net revenues of $245,711 and $55,000 for the six months ended June 30, 2013 and 2012. The increase in revenues is primarily due to continuing projects with customers and increasing number of customers. We have increased our revenue, primarily from carting fiberglass waste to our holding sites. We have expanded our waste collections, as it is the feedstock of our anticipated recycling. In the prior year, the Company had suspended all operations while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant during the year ended December 31, 2014. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Operating expenses for the six months ended June 30, 2013 were $177,616 compared to $177,954 for the six months ended June 30, 2012. The expenses were relatively consistant, however we anticipate an increase in expenses for the general increase in our marketing activities for developing our customer base and compensation expense.

The Company incurred interest expense for the six months ended June 30, 2013 and 2012 of $34,162 and $55,336, respectively. Interest was charged based on the stated interest rates set forth in the notes.  The decrease in interest expense is due to the overall decrease in notes payable in 2013 as compared to 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2013, the Company had a net loss of $29,122 and negative working capital of $2,804,929. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures

We expect in the future to incur capital expenditures. Our research and development phase has been completed and we require additional capital for the machines required to implement the production phase of our recycling process. For each division in 2013-2014, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2013, such disclosure controls and procedures were not effective, based on our delinquent filings.

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

As of June 30, 2013 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2013.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT #	DESCRIPTION

2.1	Merger between Hydro Press and Amour, dated 3/12/93*
2.2	Agreement and Plan of Merger between Amour Fiber Core [Nevada] and
2.3	American Leisure Products, dated 5/24/2004*
3.1	Article of Incorporation of Amour Fiber Core, Inc. [Washington], dated 12/22/95*
3.2	Article of Amendment for 3 to 1 forward split dated 6/9/98*
3.3	Articles of Incorporation of American Leisure Products, Inc., dated 9/2/2001*
3.4	Articles of Incorporation of Amour Fiber Core, Inc. [Florida], dated 9/15/2001*
3.5	Articles of Incorporation of Amour Fiber Core, Inc. [Nevada], dated March 2004*
3.6	Bylaws*
10	Employment Agreement with Kenneth W. McCleave, dated 10/1/2001*
10.2	Exclusive license agreement with the Amour Family Trust *
31.1	Certification of the Chief Financial Officer
31.2	Certification of the Principal Executive Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Likebase Document

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: January 3, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer