Form 10-Q
period 2013-09-30
American Fiber Green Products, Inc.
filed 2014-02-03
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of	(I.R.S. Empl.
incorporation or organization)	Ident. No.)

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 24, 2014 was 12,383,155.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$274	$1,483
Accounts receivable	15,082	65,693
Total Current Assets	15,356	67,176

Property and equipment, net of accumulated
depreciation of $48,934 and $44,130, respectively	15,581	20,385

Notes receivable, related parties	222,326	150,171
Interest receivable, related parties	91,527	79,829
TOTAL ASSETS	$344,790	$317,561

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$180,972	$213,133
Accrued expenses	6,208	1,953
Deferred salaries	992,548	945,298
Accrued interest payable	964,518	914,653
Convertible notes payable, related party	284,500	284,500
Note payable, related party	422,036	492,231
Total Current Liabilities	2,850,782	2,851,768
TOTAL LIABILITIES	2,850,782	2,851,768

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
12,383,155 and 11,543,235 shares issued and outstanding	12,383	11,543
Additional paid in capital	2,639,986	2,556,826
Accumulated deficit	(5,158,361)	(5,102,576)
Total Stockholders' Deficit	(2,505,992)	(2,534,207)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$344,790	$317,561

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$24,727	$115,320	$270,438	$170,320
Cost of sales	2,284	-	72,224	-
Gross Profit	22,443	115,320	198,214	170,320

Operating Expenses
Compensation	18,928	-	139,872	-
General and administrative	20,837	92,842	75,961	270,794
Total operating expenses	39,765	92,842	215,833	270,794
Net loss from operations	(17,322)	22,478	(17,619)	(100,474)

Other income (expense)
Interest expense	(15,702)	(27,076)	(49,864)	(82,413)
Interest Income	4,813	4,276	11,698	12,537
Income taxes	-	-	-	-
Net loss	$(28,211)	$(322)	$(55,785)	$(170,350)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,383,155	11,543,235	12,315,716	11,543,235

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2010	11,385,735	$11,386	$2,423,383	$(4,767,996)	$(2,333,227)

Net loss				(132,935)	(132,935)
Balance as of December 31, 2011	11,385,735	$11,386	$2,423,383	$(4,900,931)	$(2,466,162)

Shares issued in exchange for services	157,500	157	91,193		91,350

Options issued			42,250		42,250

Net loss				(201,645)	(201,645)
Balance as of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services (unaudited)	839,920	840	83,160		$84,000

Net income (unaudited)				(55,785)	(55,785)
Balance as of September 30, 2013 (unaudited)	12,383,155	$12,383	$2,639,986	$(5,158,361)	$(2,505,992)

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(55,785)	$(170,350)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	4,804	5,807
Stock-based compensation	84,000	-
Forgiveness of debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	50,611	(1,280)
Non-trade receivables and other assets	(4,813)	(12,537)
Note receivable, net	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(27,906)	77,909
Deferred compensation	47,250	46,310
Total adjustments	153,946	116,209
Net Cash Provided (Used) by Operations	98,161	(54,141)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(115,072)	(27,016)
Increase in interest payable to related parties	15,702	-
Increase in deposit on equipment	-	(6,104)
Proceeds from issuance of stock	-	91,350
Net Cash Provided by Financing Activities	(99,370)	58,230

Net Increase (Decrease) in Cash and Cash Equivalents	(1,209)	4,089
Cash and Cash Equivalents, beginning of period	1,483	4,057
Cash and Cash Equivalents, end of period	$274	$8,146

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2013 and 2012, (b) the financial position at September 30, 2013 and December 31, 2012, and (c) cash flows for the nine months ended September 30, 2013 and 2012, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

	2013	2012
Note receivable, related party, 10% interest, past maturity	53,600	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	17,700	14,700
Note receivable, related party, 8% interest	130,773	62,766
	$222,326	$150,171
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $4,813 and $4,276 of interest income for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company has recognized $11,698 and $12,537 of interest income, respectively. The accumulated interest receivable, under these notes, is $91,527 and $79,829 as of September 30, 2013 and December 31, 2012, respectively.

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

In prior years, accounts payable includes related party payables, which have been reclassified to notes payable for the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

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

Deferred wages are $992,548 and $945,298 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	September 30, 2013	December 31, 2012
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at September 30, 2013 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, the above notes had accrued interest payable of $625,945 and $612,034, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	September 30, 2013	December 31, 2012
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$360,529	$402,320

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	-	9,275

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	49,714	63,458

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	4,793	10,178

Total other long-term payables	$422,036	$492,231

Interest accrued on the above loans is $338,573 and $302,619 at September 30, 2013 and December 31, 2012, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenues

The Company had net revenues of $24,727 and $115,320 for the three months ended September 30, 2013 and 2012. The decrease in revenues is primarily due to a temporary redirection of sales efforts to a larger, more complex project which reduced short term sales while preparing and presenting for a long term opportunity. The Company plans to build a pilot plant during the year ended December 31, 2014. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Operating expenses for the three months ended September 30, 2013 were $39,765 compared to $92,842 for the three months ended September 30, 2012. The decrease in expenses is primarily due to the decrease in sales for the quarter.

The Company incurred interest expense for the three months ended September 30, 2013 and 2012 of $15,702 and $27,076, respectively. Interest was charged based on the stated interest rates set forth in the notes. The decrease in interest expense is due to the overall decrease in notes payable in 2013 as compared to 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenues

The Company had net revenues of $270,438 and $170,320 for the nine months ended September 30, 2013 and 2012. The increase in revenues is primarily due to continuing projects with customers and increasing number of customers. We have increased our revenue, primarily from carting fiberglass waste to our holding sites. We have expanded our waste collections, as it is the feedstock of our anticipated recycling. In the prior year, the Company had suspended all operations while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant during the year ended December 31, 2014. The Company has begun the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Operating expenses for the nine months ended September 30, 2013 were $215,833 compared to $270,794 for the nine months ended September 30, 2012. The decrease in expenses was mainly due to the Company working to be more efficient in controlling operational costs.

The Company incurred interest expense for the nine months ended September 30, 2013 and 2012 of $49,864 and $82,413, respectively. Interest was charged based on the stated interest rates set forth in the notes. The decrease in interest expense is due to the overall decrease in notes payable in 2013 as compared to 2012.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2014 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2014 and 2015 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2013, the Company had a net loss of $55,785 and negative working capital of $2,835,426. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Expenditures

We expect in the future to incur capital expenditures. Our research and development phase has been completed and we require additional capital for the machines required to implement the production phase of our recycling process. For each division in 2014-2015, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2013, such disclosure controls and procedures were not effective, based on our delinquent filings.

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

As of September 30, 2013 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: February 3, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer