Form 10-K
period 2013-12-31
American Fiber Green Products, Inc.
filed 2014-03-27
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ YES   ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,550,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,038,063 shares of the Registrant's $.001 par value common stock outstanding as of March 24, 2014.

AMERICAN FIBER GREEN PRODUCTS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2013

AMERICAN FIBER GREEN PRODUCTS, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Fiber Green Products, Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

Amour Fiber Core, Inc

AFC's primary purpose is performing reclamation manufacturing of commercial fiberglass products from molded fiberglass waste and outdated resin waste. The Company has advanced reclamation techniques combined with a proprietary process to reclaim fiberglass waste products, obsolete fiberglass molded products and outdated or excess fiberglass resins. These waste products are key ingredients in the production of the Amour fiberglass products. Management believes that its ability to transform fiberglass waste into viable commercial products will cause diversion of thousands of tons of refuse from landfills and transform the waste into recycled products with commercial applications. The Company has exclusive rights to two patents for its technologies. Three sources of income are expected; tipping fees, sale of sub-licensing agreements and marketing of finished goods.

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

We have developed, tested and placed into limited commercial production a new technology for fiberglass reclamation manufacturing. We have adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages, many different products have been prototyped and tested. Our plan is to produce general planks or boards for marine decking and seawalls. From the planking, we will continue to "brand" our name through park benches and picnic tables, as well as a variety of additional products.

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

Additionally, the Company plans to generate revenues by making waste generators aware of our proprietary process for the recycling of fiberglass. The Amour division will offer an alternative to "filling the landfills" by offering its process through Sub-License Agreements worldwide. Currently, most of the world's fiberglass is not being recycled and is discarded into landfills. Waste generators will be solicited to pay tipping fees that currently go to the landfills for disposal of the waste, to Amour Fiber Core, Inc. By becoming a client of American Fiber Green Products, Inc. the waste generator will now become part of a genuine recycling operation, achieving coveted 'green status'. Amour will receive 'inventory' at a profit or for minimal cost. Subject to payment, the Company entered into a sub-license agreement in March 2013 for the Mid Atlantic region of the USA. The Sub-Licensee, Allied Recycling Corporation (ARC) to date has failed to fund the agreement and is subject to cancellation of the agreement.

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

GROWTH STRATEGY

Management believes that there are significant opportunities to increase revenues and market position in the recycling and manufacturing industries through the following:

o	Optimizing our marketing plan;
o	Maintaining our state-of-the-art technology position;
o	Managing our raw material inventory;
o	Expanding our products so that new products may be offered;
o	Increasing our sales volume;
o	Expanding to regional offices; and,
o	Maintaining a conservative balance sheet and disciplined capital spending program.

Once production commences, the Company will market these product lines:

o	Railroad ties;
o	Parking stops;
o	Dock Fendering Systems;
o	Vessel Fendering Systems;
o	Bridge Fendering Systems; and,Seawalls.

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

AMERICAN LEISURE PRODUCTS

GENERAL DEVELOPMENT OF BUSINESS

American Leisure Products (ALP) will produce fiber- reinforced plastic composite parts. Although ALP will produce products from its own molds and tooling, we will also be able to serve as an outsource to many industries, including: transportation, marine, commercial and architectural. The reputation and experience of our production employees creates a demand for our services in the market place. Our experience in building custom molds for multiple industries is in high demand. Generally, the explosive demand for composite recreational products to fill the demands of affluent 'baby boomers' with leisure time on their hands bodes well for ALP and other producers for several years to come. ALP has positioned itself to be a leader within the Fiberglass Reinforced Plastic (FRP) industry by means of its unique designs and product variety, as well as the experience and skill of its employees and management.

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

EMPLOYEES

As of December 31, 2013, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A. RISK FACTORS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No rental fee was charged in 2013 by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities are presently sufficient for operations. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings and is not aware of any pending or threatened claims that are not in the normal course of business.

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

	BID PRICES
	LOW	HIGH
FISCAL 2013
First Quarter (January 1, 2013 through March 31, 2013)	$0..10	$0.24
Second Quarter (April 1, 2013 through June 30, 2013)	$0.10	$0.22
Third Quarter (July 1, 2013 through September 30, 2013)	$0.10	$0.27
Fourth Quarter (October 1, 2013 through December 31, 2013)	$0.16	$0.38

FISCAL 2012
First Quarter (January 1, 2012 through March 31, 2012)	$0.20	$0.58
Second Quarter (April 1, 2012 through June 30, 2012)	$0.25	$0.60
Third Quarter (July 1, 2012 through September 30, 2012)	$0.15	$0.30
Fourth Quarter (October 1, 2012 through December 31, 2012)	$0.14	$0.29

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

During the year ended December 31, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2014 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

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

RESULTS OF OPERATIONS

Revenues.

The Company had $336,118 in revenue for the year ended December 31, 2013 and $255,595 in revenue for the year ended December 31, 2012. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2013. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Expenses

Marketing, general and administrative expenses for the years ended December 31, 2013 and 2012 were $275,366 and $297,181, respectively. The decrease in the current year was due to a decrease in non-cash stock compensation expense, in the amount of $35,080 in year 2013. Other increases were due primarily volume related for the support of increased revenue.

The Company incurred interest expense for year ended December 31, 2013, of $66,686. Interest for the year ended December 31, 2012 was $69,879. Interest was charged based on the stated interest rates set forth in the notes.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2013 the Company had a net operating loss carry forward of approximately $3,189,000. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382, in 2004, resulting from the merger. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2014 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2014 in order to maintain and expand our opportunity.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2013 and 2012 the Company provided cash from operating activities of $65,846 and used cash from operating activities of $18,339, respectively. The decrease in cash used is due primarily to the start-up of operations and generating revenues to off-set fixed costs.

During the years ended December 31, 2013 and 2012 the Company used cash in investing activities of $0 and $4,869 respectively. The Company anticipates a need to increase purchasing equipment for the production stage, projected to commence in 2013.

During the years ended December 31, 2013 and 2012 the Company used cash from financing activities of $88,295 and provided cash from financing activities of $20,634 respectively. This decrease of cash provided by financing activities is primarily due to the increase in other notes payable related party. The Company has not raised any money from sale of its common stock and has not attained any significant cash from loans, other than those funds provided by related parties.

The aggregate value of outstanding loans as of December 31, 2013 is $701,243. This amount is comprised of convertible notes payable of $284,500 and notes payables – related party of $416,743. Notes payable are due on demand, with accumulated interest at rates specified in each note. Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2013, working capital deficit was $2,847,672. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013, the Company had a net loss of $57,053, cash provided by operations of $65,846 and negative working capital of 2,521,239. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to continue operations and to sustain a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

CAPITAL RESOURCES

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2014-2015, we expect to have total capital expenditures of $825,000 -- Amour Fiber Core $550,000 for the pilot plant and American Leisure Products $275,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN FIBER GREEN PRODUCTS, INC.
Consolidated Financial Statements
For The Years Ended December 31, 2013 and 2012
Reports of Independent Registered Public Accounting Firm

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
American Fiber Green Products, Inc.
Tampa, FL

We have audited the accompanying consolidated balance sheets of American Fiber Green Products, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co, CPAs LLC
Clearwater, Florida
March 25, 2014

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$518	$1,483
Accounts receivable	37,930	65,693
Total Current Assets	38,448	67,176

Property and equipment, net of accumulated
depreciation of $50,536 and $44,130, respectively	13,979	20,385

Notes receivable, related parties	229,665	150,171
Interest receivable, related parties	96,768	79,829

TOTAL ASSETS	$378,860	$317,561

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$188,477	$213,133
Accrued expenses	6,762	1,953
Deferred salaries	1,008,298	945,298
Accrued interest payable	981,340	914,653
Note payable, related party	416,743	492,231
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,886,120	2,851,768

TOTAL LIABILITIES	2,886,120	2,851,768

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
12,383,155 and 11,543,235 shares issued and outstanding	12,383	11,543
Additional paid in capital	2,654,506	2,556,826
Accumulated deficit	(5,174,149)	(5,102,576)
Total Stockholders' Deficit	(2,507,260)	(2,534,207)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$378,860	$317,561

 See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Year Ended
	December 31,
	2013	2012

Revenues	$336,118	$255,595
Cost of sales	82,578	99,166
Gross Profit	253,540	156,429

Operating Expenses
Marketing and sales	52,091	44,218
Compensation	171,079	211,600
Professional	15,320	16,689
General and administrative	36,876	24,674
Total operating expenses	275,366	297,181

Net loss from operations	(21,826)	(140,752)

Other income (expense)
Interest expense	(66,686)	(69,879)
Interest Income	16,939	8,986
Income taxes	-	-

Net loss	$(71,573)	$(201,645)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,334,831	11,512,167

See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2011	11,385,735	$11,386	$2,423,383	$(4,900,931)	$(2,466,162)

Shares issued in exchange for services	157,500	157	91,193		91,350

Options issued			42,250		42,250

Net loss				(201,645)	(201,645)

Balance as of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840	83,160		84,000

Options issued			14,520		14,520

Net loss				(71,573)	(71,573)

Balance, December 31, 2013	12,383,155	$12,383	$2,654,506	$(5,174,149)	$(2,507,260)

See Auditor's Report and notes to the audited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(71,573)	$(201,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,406	6,148
Stock-based compensation	98,520	133,600
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	27,763	(48,699)
Non-trade receivables and other assets	(16,939)	(8,986)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(19,847)	23,243
Deferred compensation	63,000	78,000
Total adjustments	158,903	183,306
Net Cash Used in Operating Activities	87,330	(18,339)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	(4,869)
Net Cash Used in Investing Activities	-	(4,869)

Cash Flows from Financing Activities:
Related party loans, net	(154,981)	(49,245)
Increase in interest payable to related parties	66,686	69,879
Proceeds from issuance of stock	-	-
Net Cash Provided by Financing Activities	(88,295)	20,634

Net Increase (Decrease) in Cash and Cash Equivalents	(965)	(2,574)
Cash and Cash Equivalents, beginning of period	1,483	4,057
Cash and Cash Equivalents, end of period	$518	$1,483

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Fiber Green Products and its wholly-owned subsidiaries, American Leisure Products, Inc. (Florida) and Amour Fiber Core, Inc. (Florida). All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is December 31.

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments, which include cash, accounts receivable, notes receivable, interest receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, there were no cash equivalents.

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

Revenue Recognition

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer. For the years ended December 31, 2013 and 2012, the Company has only produced revenue from the tipping fees.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2013 and 2012, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012.

Earning / Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2013 and 2012, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized. As of December 31, 2013:

Shares issued and outstanding	12,383,155

Potentially dilutive shares:
Convertible notes payable	5,690,000
Interest payable, subject to conversion	4,453,000
Options outstanding	200,000
Total potentially dilutive shares	22,726,155

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

Notes receivable are made up of the following:

DECEMBER 31	2013	2012
Note receivable, related party, 10% interest, past maturity	$-	$-
Note receivable, related party, 10% interest, past maturity	53,599	52,452
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	-
Note receivable, related party, 8% interest	138,113	62,766
	$229,665	$150,171

Based on rates and terms of the notes, the Company has recognized $16,939and $8,986 of interest income for the years ended December 31, 2013 and 2012, respectively. The accumulated interest receivable, under these notes, is $96,768 and $79,829 for the years ended December 31, 2013 and 2012, respectively.

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

The Company issued 839,920 shares of common stock in exchange for services during the year ended December 31, 2013. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $84,000 in compensation expense. The Company issued 157,500 shares of common stock in exchange for services during the year ended December 31, 2012. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $91,350 in compensation expense.

In accordance with the employment agreement of the officer, provision is made for the issuance of 100,000 options to be issued annually, upon the anniversary date (June 1). The Company has valued the options, using the Black Scholes Method, resulting in compensation expense in the amount of $14,520 and $42,250 for the years ending December 31, 2013 and 2012, respectively. The following assumptions were used in the calculation:

Weighted Average:
	2013	2012
Dividend rate	0.0%	0.0%
Risk-free interest rate	1.03%	.062%
Expected lives (years)	5.0	3.0
Expected price volatility	101.6%	213.6%
Forfeiture Rate	0.0%	0.0%

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2013 or 2012 There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective January 1, 2009 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2014. The Company expects to renegotiate the terms and conditions of the contract. Compensation is currently accrued (see footnote “Deferred Wages”), as specified within the terms of the employment contract. The contract specifies minimum bonus of $15,000 (other than minimum is at discretion of the Board of Directors) and annual options (100,000 options, effective June 1st, at a strike price of average closing price of prior month). Both the bonus and options were waved in prior years, due to lack of revenue producing activity. Options have been issued since 2012.

The Company anticipates that it will enter into employment contracts with two other key employees in 2014 under similar terms and conditions. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

In prior years, Accounts payable includes related party payables, which have been reclassified to notes payable for the years ended December 31, 2013 and 2012.

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

Deferred wages are $1,008,298 and $945,298 as of December 31, 2013 and 2012, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	2013	2012
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2013 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of December 31, 2013.

As of December 31, 2013 and 2012, the above notes had accrued interest payable of $639,855 and $612,034, respectively.

NOTE 9 - Notes Payable- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	2013	2012
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$351,764	$402,320

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(13,380)	9,275

Three notes to Due to Dan Hefner, interest rate at 8% , payable on demand	67,971	63,458

Three notes to Due to Kenneth McCleave, interest rate at 8% , payable on demand	3,388	10,178

Total other long-term payables	$416,743	$492,231

Interest accrued on the above loans is $341,484 and $302,619 at December 31, 2013 and 2012, respectively.

NOTE 10 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,189,000 at December 31, 2013. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, Amour is not current in their federal and state income tax filings. The Company has not determined the tax implications and considering the net operating losses and that Amour has not had active operations or income for a significant period, the effect of non-filing is not expected to be significant.

Temporary differences affecting the deferred tax asset are as follows:

December 31,	2013	2012
Accumulated deficit	$5,174,149	$5,102,576
Difference between tax and book for related party accruals:
Stock based compensation	(232,120)	(133,600
Wages	(1,008,298)	(945,298)
Interest	(884,571)	(834,824)
	$3,049,160	$3,188,854

Valuation allowance	(3,049,160)	(3,188,854)
Deferred Tax Asset	$-	$-

The valuation allowance decreased by $139,694 during the year ended December 31, 2013 and decreased by $139,558 during the year ended December 31, 2012.

Current and Deferred Taxes, at statutory rates are as follows:

	2013	2012
Current Tax Calculation:
Federal Income Taxes	47,500	24,100
State Income Taxes, net of benefit	5,000	2,600
	52,500	26,700
Deferred Tax Calculation:
Federal Income Taxes	(1,759,200)	(1,734,900)
State Income Taxes, net of benefit	(186,300)	(183,700)
	(1,945,500)	(1,918,600)
Valuation allowance	1,945,500	1,918,600
	$-	$-

The years ended December 31, 2006 through 2013 remain open, subject for income tax purposes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2013 and 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

Our financial statements, for the year ended December 31, 2011, were audited by the firm of Peter Messineo, CPA (“PM”). In December 2012 Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants (“DKM”), for which an 8-K was filed on January 8, 2013 with the Securities and Exchange Commission. In April 2013 the agreement of DKM and PM was terminated and the Company filed form 8-K on May 20, 2013. DKM had not audited or reviewed our financial statement for the year ended December 31, 2012. The named successor firm, Messineo & Co, CPAs, LLC is a continuation of the original audit firm’s (PM) registration. Messineo & Co., CPAs, LLC have audited our annual statements for 2013 and 2012.

ITEM 9(A). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, such disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR EXECUTIVE OFFICER	AGE	CURRENT POSITION AND OFFICE

Daniel L. Hefner	63	President, Chief Executive Officer and Director
Kenneth W. McCleave	61	Chairman of the Board of Directors
Frank D. Puissegur	55	Chief Financial Officer

Daniel L. Hefner, 63 is President of American Fiber Green Products, Inc.(AFBG) and has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 61 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2013 and 2012 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($) (i)	Total ($) (j)

Kenneth McCleave
Chairman	2013	$63,000	—	—	$14,520	—	—	—	$77,520
of the Board	2012	$63,000	$15,000	—	$42,250	—	—	—	$120,250
of Directors	2011	$63,000	—	—	—	—	—	—	$63,000
	2010	$63,000	—	—	—	—	—	—	$63,000

Daniel Hefner,
Chief Executive	2013	—	—	—	—	—	—	—	—
Officer	2012	—	—	—	—	—	—	—	—
and President	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

Frank D. Puissegur
Chief Financial	2013	—	—	—	—	—	—	—	—
Officer	2012	—	—	—	$58,000	—	—	—	$58,000
	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2013with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 12,383,155 shares of Common Stock outstanding as of December 31, 2013.

	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class

Kenneth McCleave, 9401 Oak Street, Riverview, FL 33569*	1,221,715	9.7%
Daniel Hefner, 1502 N. Taylor Road, Brandon, FL 33510*	2,109,240	17.0%
Robert Maxwell, N/A, Florida	1,501,240	11.9%
Frank Puissegur, Box 6196 Lakeland, FL 33807*	100,000	.8%
Barb Amour, Monroe, WA 98272	673,111	5. 3%

*All officers and directors as a group (3 persons)	3,430,955	27.7%

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP and Daniel L.Hefner. No occupancy cost has been charged to AFGP by PAC as of December 31, 2013 and 2012. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Please refer to Notes to Financial Statement, Notes 6 through Note 9.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate audit fees billed for the years ended December 31, 2013 and 2012 was $6,750 and $6,500, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: March 27, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President and Director (Principal Executive Officer)

Date: March 27, 2014	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, Chief Financial Officer and Principal Accounting Officer