Form 10-Q
period 2014-03-31
American Fiber Green Products, Inc.
filed 2014-05-15
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2014 was 17,138,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
American Fiber Green Products, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,815	$518
Accounts receivable	47,800	37,930
Note receivable	5,300	-
Total Current Assets	60,915	38,448

Property and equipment, net of accumulated
depreciation of $52,138 and $50,536, respectively	12,377	13,979

Notes receivable, related parties	235,165	229,665
Interest receivable, related parties	101,826	96,768

TOTAL ASSETS	$410,283	$378,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$180,999	$188,477
Accrued expenses	13,248	6,762
Deferred salaries	1,058,298	1,008,298
Accrued interest payable	696,859	981,340
Note payable, related party	391,896	416,743
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,625,800	2,886,120

TOTAL LIABILITIES	2,625,800	2,886,120

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
15,038,063 and 12,383,155 shares issued and outstanding	15,038	12,383
Additional paid in capital	2,983,170	2,654,506
Accumulated deficit	(5,213,725)	(5,174,149)
Total Stockholders' Deficit	(2,215,517)	(2,507,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,283	$378,860

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$164,422	$211,162
Cost of sales	72,846	42,548
Gross Profit	91,576	168,614

Operating Expenses
Compensation	87,805	99,750
Professional	9,222	1,005
General and administrative	23,664	43,691
Total operating expenses	120,691	144,446

Net loss from operations	(29,115)	24,168

Other income (expense)
Interest expense	(15,519)	(17,470)
Interest Income	5,058	2,097
Debt forgiveness	-	-
Income taxes	-	-

Net loss	$(39,576)	$8,795

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,563,114	12,177,841

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840	83,160		84,000

Options issued			14,520		14,520

Net loss				(71,573)	(71,573)

Balance of December 31, 2013	12,383,155	$12,383	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521	297,479		300,000

Stock issued for compensation	133,900	134	31,185		31,319

Net income for the period (unaudited)				(39,576)	(39,576)

Balance of March 31, 2014 (unaudited)	15,038,063	$15,038	$2,983,170	$(5,213,725)	$(2,215,517)

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(39,576)	$8,795
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	1,600
Stock-based compensation	31,319	84,000
Forgiveness of debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(9,870)	(56,953)
Non-trade receivables and other assets	(10,358)	(2,097)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(992)	2,203
Deferred compensation	50,000	15,750
Total adjustments	61,701	44,503
Net Cash Used in Operating Activities	22,125	53,298

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(30,347)	(72,251)
Increase in interest payable to related parties	15,519	17,470
Proceeds from issuance of stock	-	-
Net Cash Provided by Financing Activities	(14,828)	(54,781)

Net Increase (Decrease) in Cash and Cash Equivalents	7,297	(1,483)
Cash and Cash Equivalents, beginning of period	518	1,483
Cash and Cash Equivalents, end of period	$7,815	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

NOTE 3 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2014 and 2013, (b) the financial position at March 31, 2014 and December 31, 2013, and (c) cash flows for the three months ended March 31, 2014 and 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

	2014	2013

Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,000
Note receivable, related party, 8% interest	143,613	138,113
	$235,165	$229,665
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $5,058 and $2,097 of interest income for the months ended March 31, 2014 and 2013, respectively. The accumulated interest receivable, under these notes, is $101,826 and $96,768 as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2014 or 2013. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2013. The Company expects to renegotiate the terms and conditions of the contract. Compensation is currently accrued (see footnote “Deferred Wages”), as specified within the terms of the employment contract. The contract specifies minimum bonus of $15,000 (other than minimum is at discretion of the Board of Directors) and annual options (100,000 options, effective June 1st, at a strike price of average closing price of prior month). Both the bonus and options were waved in prior years, due to lack of revenue producing activity. Effective January 1, 2014, the Board of Director’s approved an increase in annual salary to $100,000.

The Company also entered into an employment contract with another key employee on January 1, 2014 under like terms and conditions including a $100,000 salary. Specifics will be determined by the Compensation Committee and approved by the Board of Directors.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7 - DEFERRED SALARIES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as current liabilities. An S-8 registration will be filed in the second quarter of 2014 to register common stock for the conversion of a portion of the accrued debt to equity.

Deferred wages are $1,058,298 and $1,008,298 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	March 31, 2014	December 31, 2013
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at March 31, 2014 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, the above notes had accrued interest payable of $646,810 and $639,855, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	March 31, 2014	December 31, 2013
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$332,629	$351,764

Note Payable to ICF, interest rate at 8%, payable on demand	7,000	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(13,630)	(13,380)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	48,778	67,971

Four notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	17,119	3,388

Total other long-term payables	$391,896	$416,743

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $50,048 and $341,484 at March 31, 2014 and December 31, 2013, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2014.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 7, 2014, the Company filed an S-8 registering and issuing 2,100,493 shares of common stock for the purpose of converting $374,938 of debt outstanding.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $164,422 and $211,162 for the three months ended March 31, 2014 and 2013. The decrease in revenues is primarily due to the difficulty encountered in the extremely cold conditions which delayed completion of a key project in the first quarter of 2014. Sub-zero temperatures caused more ‘down days’ reducing revenues substantially. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 2014. The Company is exploring the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2014 were $120,691 compared to $144,446 for the three months ended March 31, 2013. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for the each three months ended March 31, 2014 and 2013 was $15,519 and $17,470, respectively. Interest was charged based on the stated interest rates set forth in the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2014, the Company had net loss of $39,576 and negative working capital of $2,564,884. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Capital Stock

Preferred Stock

Although the board has authorized 5,000,000 shares of preferred stock, par value $0.001, none have been issued.

Capital Expenditures

We expect in the future to incur capital expenditures. Since our inception, the research and development has been completed. For each division in 2014-2015, we expect to have total capital expenditures of $525,000 -- Amour Fiber Core $250,000 for the pilot plant, American Leisure Products $275,000.

Critical Accounting Policies

Our financial statements should be read in conjuncture with our annual report, filed with the Securities and Exchange Commission on Form 10-K, for the year ending December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2014, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of March 31, 2014 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: May 15, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer