Form 10-Q
period 2014-06-30
American Fiber Green Products, Inc.
filed 2014-08-19
CIK 1009925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2014 was 17,138,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$734	$518
Accounts receivable	21,520	37,930
Total Current Assets	22,254	38,448

Property and equipment, net of accumulated
depreciation of $53,737 and $50,536, respectively	10,778	13,979

Notes receivable, related parties	235,165	229,665
Interest receivable, related parties	106,884	96,768

TOTAL ASSETS	$375,081	$378,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$183,018	$188,477
Accrued expenses	13,833	6,762
Deferred salaries	780,492	1,008,298
Accrued interest payable	699,436	981,340
Note payable, related party	306,095	416,743
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,267,374	2,886,120

TOTAL LIABILITIES	2,267,374	2,886,120

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
17,138,556 and 12,383,155 shares issued and outstanding	17,138	12,383
Additional paid in capital	3,356,008	2,654,506
Accumulated deficit	(5,265,439)	(5,174,149)
Total Stockholders' Deficit	(1,892,293)	(2,507,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$375,081	$378,860

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$39,452	$34,549	$203,874	$245,711
Cost of sales	17,456	27,392	90,302	69,940
Gross Profit	21,996	7,157	113,572	175,771

Operating Expenses
Compensation	50,585	21,194	138,390	120,944
Professional	2,803	-	12,025	-
General and administrative	11,361	11,975	35,025	56,672
Total operating expenses	64,749	33,169	185,440	177,616

Net loss from operations	(42,753)	(26,012)	(71,868)	(1,845)

Other income (expense)
Interest expense	(14,019)	(16,692)	(29,538)	(34,162)
Interest Income	5,058	4,788	10,116	6,885

Net loss	$(51,714)	$(37,916)	$(91,290)	$(29,122)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,000,062	12,383,155	15,291,082	12,281,065

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2012	11,543,235	$11,543	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840	83,160		84,000

Options issued			14,520		14,520

Net loss				(71,573)	(71,573)

Balance of December 31, 2013	12,383,155	$12,383	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521	297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836	325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264	46,868		47,132
Stock issued for compensation	133,900	134	31,185		31,319

Net income for the period (unaudited)				(91,290)	(91,290)

Balance of June 30, 2014 (unaudited)	17,138,556	$17,138	$3,356,008	$(5,265,439)	$(1,892,293)

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(91,290)	$(29,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,201	3,202
Stock-based compensation	31,319	84,000
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	16,410	41,893
Non-trade receivables and other assets	(10,116)	(4,788)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,612	(31,605)
Deferred compensation	100,000	31,500
Total adjustments	142,426	124,202
Net Cash Provided by Operating Activities	51,136	95,080

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(80,458)	(111,281)
Increase in interest payable to related parties	29,538	16,692
Net Cash Used by Financing Activities	(50,920)	(94,589)

Net Increase in Cash and Cash Equivalents	216	491
Cash and Cash Equivalents, beginning of period	518	1,483
Cash and Cash Equivalents, end of period	$734	$1,974

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$327,806	$-
Common stock issued for forgiveness of notes payable and accrued interest	$347,132	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2014.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

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

Recently issued accounting pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. adoption is permitted. Management has reviewed the ASU and believes that they currently Early account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

NOTE 4 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2014 and 2013, (b) the financial position at June 30, 2014 and December 31, 2013, and (c) cash flows for the six months ended June 30, 2014 and 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of those to be expected for the entire year.

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

Based on rates and terms of the notes, the Company has recognized $5,058 and $4,788 of interest income for the three months ended June 30, 2014 and 2013, respectively and $10,116 and $6,885 of interest income for the six months ended June 30, 2014 and 2013, respectively. The accumulated interest receivable, under these notes, is $106,884 and $96,768 as of June 30, 2014 and December 31, 2013, respectively.

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

On February 20, 2014 the Company issued 133,900 shares of common stock to an existing shareholder for marketing services provided to the Company. The shares were valued at the fair market value at the date of grant and recorded compensation expense in the amount of $39,319.

The Company issued 1,836,448 shares of common stock to related parties for deferred salaries during the six months ended June 30, 2014. These shares were valued at the fair market value of the stock at the date of grant, resulting in a reduction of deferred salaries of $327,806.

The Company issued 264,045 shares of common stock in conversion of $35,290 of notes payable, related party and $11,842 of accrued interest during the six months ended June 30, 2014.

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 8 - DEFERRED SALARIES

The Company has accrued salaries owed to four individuals. Three of the individuals' employment contracts are expired. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as current liabilities. An S-8 registration was filed in the second quarter of 2014 to register common stock for the conversion of a portion of the accrued debt to equity.

During the six months ended June 30, 2014, the Company issued 136,141 shares of common stock in relief of $46,732 of deferred wages.

Deferred wages are $780,492 and $1,008,298 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	June 30, 2014	December 31, 2013
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $005 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at June 30, 2014 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, the above notes had accrued interest payable of $353,766 and $639,855, respectively.

NOTE 10 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	June 30, 2014	December 31, 2013
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$302,606	$351,764

Note Payable to ICF, interest rate at 8%, payable on demand	-	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(13,630)	(13,380)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	-	67,971

Four notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	17,119	3,388

Total other long-term payables	$306,095	$416,743

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $345,670 and $341,484 at June 30, 2014 and December 31, 2013, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2014.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenues

The Company had revenues of $39,452 and $34,549 for the three months ended June 30, 2014 and 2013. The increase in revenues is primarily due to the greater exposure the company has received in the wind industry bringing additional opportunity. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company is exploring the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

The Company had cost of sales of $17,456 and $27,392 for the three months ended June 30, 2014 and 2013. The decrease in cost of sales is due to more efficiencies on larger sales agreements.

Expenses

Marketing, general and administrative expenses for the three months ended June 30, 2014 were $64,749 compared to $33,169 for the three months ended June 30, 2013. The increase in expenses is primarily due to the increase in payroll compensation expense.

The Company incurred interest expense for the each three months ended June 30, 2014 and 2013 was $14,019 and $16,692, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenues

The Company had revenues of $203,874 and $245,711 for the six months ended June 30, 2014 and 2013. The decrease in revenues is primarily due to the difficulty encountered in the extremely cold conditions which delayed completion of a key project in the second quarter of 2014. Sub-zero temperatures caused more ‘down days’ reducing revenues substantially. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 2014. The Company is exploring the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

The Company had cost of sales of $90,302 and $69,940 for the three months ended June 30, 2014 and 2013. The increase in cost of sales is due to the overall increase in sales.

Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2014 were $185,440 compared to $177,616 for the six months ended June 30, 2013. The increase in expenses is primarily due to the increase in payroll compensation expense.

The Company incurred interest expense for the each six months ended June 30, 2014 and 2013 was $29,538 and $34,162, respectively. Interest was charged based on the stated interest rates set forth in the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2014, the Company had net loss of $91,290 and negative working capital of $2,245,120. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2014, such disclosure controls and procedures were effective.

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

As of June 30, 2014 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2014.

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
_______________
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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: August 19, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer