Form 10-Q
period 2014-09-30
American Fiber Green Products, Inc.
filed 2014-11-18
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

4209 Raleigh Street, Tampa, FL 33619

 (Address of principal executive offices, Zip Code)

(813)-247-2770

(Registrant’s telephone number, including area code)

______________________________________________________________________

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2014 was 17,638,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$259	$518
Accounts receivable	2,940	37,930
Prepaid expenses	132,225	-
Total Current Assets	135,424	38,448

Property and equipment, net of accumulated depreciation of $54,089 and $50,536, respectively	10,426	13,979

Notes receivable, related parties	235,566	229,665
Interest receivable, related parties	106,884	96,768

TOTAL ASSETS	$493,364	$378,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$184,116	$188,477
Accrued expenses	16,656	6,762
Deferred salaries	858,331	1,008,298
Accrued interest payable	713,061	981,340
Note payable, related party	287,874	416,743
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,344,538	2,886,120

TOTAL LIABILITIES	2,344,538	2,886,120

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value 17,638,556 and 12,383,155 shares issued and outstanding	17,638	12,383
Common stock payable	14,450	-
Additional paid in capital	3,505,508	2,654,506
Accumulated deficit	(5,388,770)	(5,174,149)
Total Stockholders' Deficit	(1,851,174)	(2,507,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$493,364	$378,860

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$23,290	$24,727	$227,164	$270,438
Cost of sales	10,242	2,284	100,544	72,224
Gross Profit	13,048	22,443	126,620	198,214

Operating Expenses
Compensation	85,838	18,928	224,228	139,872
Professional	28,149	-	40,174	-
General and administrative	13,833	20,837	48,858	75,961
Total operating expenses	127,820	39,765	313,260	215,833

Net loss from operations	(114,772)	(17,322)	(186,640)	(17,619)

Other income (expense)
Interest expense	(13,625)	(15,702)	(43,163)	(49,864)
Interest Income	5,066	4,813	15,182	11,698

Net loss	$(123,331)	$(28,211)	$(214,621)	$(55,785)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,479,215	12,383,155	16,027,227	12,315,716

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Common	Additional
	Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total

Balance of December 31, 2012	11,543,235	$11,543	$-	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840		83,160		84,000
Options issued				14,520		14,520
Net loss					(71,573)	(71,573)

Balance of December 31, 2013	12,383,155	$12,383	$-	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521		297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836		325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264		46,868		47,132
Stock issued for compensation	133,900	134		31,185		31,319
Stock issued for services			14,450			14,450
Stock issued for services	500,000	500		149,500		150,000
Net income for the period (unaudited)					(214,621)	(214,621)

Balance of September 30, 2014 (unaudited)	17,638,556	$17,638	$14,450	$3,505,508	$(5,388,770)	$(1,851,174)

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(214,621)	$(55,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,552	4,804
Stock-based compensation	63,544	84,000
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	34,990	50,611
Non-trade receivables and other assets	(15,182)	(4,813)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,533	(27,906)
Deferred compensation	177,839	47,250
Total adjustments	270,276	153,946
Net Cash Provided by Operating Activities	55,655	98,161

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(99,078)	(115,072)
Increase in interest payable to related parties	43,163	15,702
Net Cash Used by Financing Activities	(55,915)	(99,370)

Net Decrease in Cash and Cash Equivalents	(259)	(1,209)
Cash and Cash Equivalents, beginning of period	518	1,483
Cash and Cash Equivalents, end of period	$259	$274

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$327,806	$-
Common stock issued for forgiveness of notes payable and accrued interest	$347,132	$-
Common stock issued for services	$164,450	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, there were no cash equivalents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue recognition

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer. For the three and nine months ended September 30, 2014 and 2013, the Company has only produced revenue from the tipping fees.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements to additional disclosure.

NOTE 4 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2014 and 2013, (b) the financial position at September 30, 2014 and December 31, 2013, and (c) cash flows for the nine months ended September 30, 2014 and 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of those to be expected for the entire year.

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

Notes receivable are made up of the following:

	2014	2013

Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,000
Note receivable, related party, 8% interest	144,014	138,113
	$235,566	$229,665
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $5,066 and $4,813 of interest income for the three months ended September 30, 2014 and 2013, respectively and $15,182 and $11,698 of interest income for the nine months ended September 30, 2014 and 2013, respectively. The accumulated interest receivable, under these notes, is $106,884 and $96,768 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2013. The Company expects to renegotiate the terms and conditions of the contract. Compensation is currently accrued (see footnote “Deferred Wages”), as specified within the terms of the employment contract. The contract specifies minimum bonus of $15,000 (other than minimum is at discretion of the Board of Directors) and annual options (100,000 options, effective June 1st, at a strike price of average closing price of prior month). Both the bonus and options were waived in prior years, due to lack of revenue producing activity. Effective January 1, 2014, the Board of Director’s approved an increase in annual salary to $100,000.

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

The Company issued 1,836,448 shares of common stock to related parties for deferred salaries during the nine months ended September 30, 2014. These shares were valued at the fair market value of the stock at the date of grant, resulting in a reduction of deferred salaries of $327,806.

The Company issued 264,045 shares of common stock in conversion of $35,290 of notes payable, related party and $11,842 of accrued interest during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, the Company issued 136,141 shares of common stock in relief of $46,732 of deferred wages.

Deferred wages are $858,331 and $1,008,298 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	September 30, 2014	December 31, 2013
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $005 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at September 30, 2014 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, the above notes had accrued interest payable of $360,721 and $639,855, respectively.

NOTE 10 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	September 30, 2014	December 31, 2013
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$283,306	$351,764

Note Payable to ICF, interest rate at 8%, payable on demand	-	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(13,630)	(13,380)

One note to Due to Dan Hefner, interest rate at 8%, payable on demand	3,079	67,971

Four notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	15,119	3,388

Total other long-term payables	$287,874	$416,743

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $352,340 and $341,484 at September 30, 2014 and December 31, 2013, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

The Company entered into an employment agreement with an employee on July 1, 2014. The employment agreement is for a period of five years. The employee is scheduled to receive 50,000 shares of common stock valued at $0.289 per share ($14,450) for the first 6 months of service. Additional increments of 50,000 shares of common stock will be awarded at each of the following 6 month period until the Company is able to acquire funding sufficient to replace the stock issuance with a cash compensation agreement or until terminated. Upon obtaining funding and operations sufficient to consistently establish a cash compensation schedule, the Employee’s salary will be $60,000 annually plus a year-end bonus to be negotiated. At September 30, 2014, the Company has recorded a common stock payable for $14,450, which as of this filing, have not yet been issued, and a prepaid expense, of which $7,225 has been amortized to compensation for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 500,000 shares of common stock valued at $0.30 per share ($150,000) to a vendor for services to be rendered from July 31, 2014 to July 31, 2015. The Company has recorded a prepaid expense and is amortizing the services at $12,500 per month. For the three and nine months ended September 30, 2014, the Company amortized $25,000 of services to professional fees.

A summary of prepaid expenses at September 30, 2014 is as follows:

Consulting services	$125,000
Employment agreement	7,225

Prepaid expenses	$132,225

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

The Company had revenues of $23,290 and $24,727 for the three months ended September 30, 2014 and 2013. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company is exploring the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

The Company had cost of sales of $10,242 and $2,284 for the three months ended September 30, 2014 and 2013. The increase in cost of sales is due to the increased travel costs associated with certain jobs.

Expenses

Marketing, general and administrative expenses for the three months ended September 30, 2014 were $127,820 compared to $39,765 for the three months ended September 30, 2013. The increase in expenses is primarily due to the increase in professional fee expense of $28,149 and the increase in payroll compensation expense of $66,910 net of the decrease in general and administrative expenses.

The Company incurred interest expense for the each three months ended September 30, 2014 and 2013 was $13,625 and $15,702, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

The Company had revenues of $227,164 and $270,438 for the nine months ended September 30, 2014 and 2013. The decrease in revenues is primarily due to the difficulty encountered in the extremely cold conditions which delayed completion of a key project in the second quarter of 2014. Sub-zero temperatures caused more ‘down days’ reducing revenues substantially. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 2014. The Company is exploring the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

The Company had cost of sales of $100,544 and $72,224 for the nine months ended September 30, 2014 and 2013. The increase in cost of sales is due to the increased travel costs associated with certain jobs.

Expenses

Marketing, general and administrative expenses for the nine months ended September 30, 2014 were $313,260 compared to $215,833 for the nine months ended September 30, 2013. The increase in expenses is primarily due to the increase in payroll compensation expense of $84,356 and the increase in professional expenses of $40,174, net of the decrease in general and administrative expenses.

The Company incurred interest expense for the each nine months ended September 30, 2014 and 2013 was $43,163 and $49,864, respectively. Interest was charged based on the stated interest rates set forth in the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2014, the Company had net loss of $214,621 and negative working capital of $2,209,114. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2014, such disclosure controls and procedures were effective.

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

As of September 30, 2014 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: November 18, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer

