Form 10-K
period 2014-12-31
American Fiber Green Products, Inc.
filed 2015-04-15
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________, 20__________ , TO __________, 20__________ .

COMMISSION FILE NUMBER 000-28978

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

There were 17,638,556 shares of the Registrant's $.001 par value common stock outstanding as of April 14, 2015.

AMERICAN FIBER GREEN PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2014

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

GROWTH STRATEGY

Management believes that there are significant opportunities to increase revenues and market position in the recycling and manufacturing industries through the following:

•	Optimizing our marketing plan;
•	Maintaining our state-of-the-art technology position;
•	Managing our raw material inventory;
•	Expanding our products so that new products may be offered;
•	Increasing our sales volume;
•	Expanding to regional offices; and,
•	Maintaining a conservative balance sheet and disciplined capital spending program.

Once production commences, the Company will market these product lines:

•	Railroad ties;
•	Parking stops;
•	Dock Fendering Systems;
•	Vessel Fendering Systems;
•	Bridge Fendering Systems; and, Seawalls.

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

The overall marketing plan for our product is based on the following fundamentals:

Amour Fiber Core

•	Verify the customers are qualified;
•	Establish Licensee's for each specific product they will market;
•	Identify a continuous supply of new opportunities, to fill the sales "funnel";
•	Ship the products directly;
•	Maintain contact with the customer (to ensure on-going education and regulatory compliance);
•	Establish a distribution network;
•	Develop a system to minimize delivery lead time.;
•	Establish protocols to promote follow up sales or referrals from existing customers; and,
•	Obtain feedback from the customer base to continually improve the product and the sales channel.

American Leisure Products

•	Establish a professional, qualified and capable distribution dealer network;
•	Identify a continuous supply of new opportunities to fill the sales "funnel";
•	Manage a system to minimize delivery lead time;
•	Manage the systems to promote follow up sales or referrals from existing customers; and,
•	Obtain feedback from the customer base to continually improve the product and the sales channel.

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

•

Phase 1: These parts packages include all of the major body components. The customer will build the car from the ground up. This customer is normally a serious hobbyist with tools, equipment or and the required skills.

•

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

EMPLOYEES

As of December 31, 2014, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A. RISK FACTORS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No rental fee was charged in 2014 by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities are presently sufficient for operations. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

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

	BID PRICES
	LOW	HIGH
FISCAL 2014
First Quarter (January 1, 2014 through March 31, 2014)	$0.20	$0.37
Second Quarter (April 1, 2014 through June 30, 2014)	$0.21	$0.38
Third Quarter (July 1, 2014 through September 30, 2014)	$0.13	$0.31
Fourth Quarter (October 1, 2014 through December 31, 2014)	$0.14	$0.28

FISCAL 2013
First Quarter (January 1, 2013 through March 31, 2013)	$0.10	$0.24
Second Quarter (April 1, 2013 through June 30, 2013)	$0.10	$0.22
Third Quarter (July 1, 2013 through September 30, 2013)	$0.10	$0.27
Fourth Quarter (October 1, 2013 through December 31, 2013)	$0.16	$0.38

Currently there are no outstanding warrants or options to purchase stock and the Company has 1,089 shareholders of record at December 31, 2014.

PENNY STOCK REGULATIONS:

The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers.

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

During the year ended December 31, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in "Risk Factors," "Business" and "Forward-Looking Statements. "The following management discussion should be read together with the AFGP's consolidated financial statements included in this registration statement See "Index to Financial Statements" at page F-1. Those consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2015 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

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

RESULTS OF OPERATIONS

Revenues.

The Company had $426,254 in revenue for the year ended December 31, 2014 and $336,118 in revenue for the year ended December 31, 2013. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2015. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Cost of Sales

The Company had cost of sales of $195,457 and $82,578 for the years ended December 31, 2014 and 2013. The increase in cost of sales is due to the increased sales and related travel costs associated with certain jobs.

Expenses

Marketing, general and administrative expenses for the years ended December 31, 2014 and 2013 were $534,203 and $275,366, respectively. The increase in the current year was due to an increase in compensation expense and consulting expenses.

The Company incurred interest expense for year ended December 31, 2014, of $45,381. Interest for the year ended December 31, 2013 was $66,686. Interest was charged based on the stated interest rates set forth in the notes.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2014 the Company had a net operating loss carry forward of approximately $3,135,000. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382, in 2004, resulting from the merger. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2015 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2015 in order to maintain and expand our opportunity.

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

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, and the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2014 and 2013 the Company provided cash from operating activities of $171,597 and provided cash from operating activities of $82,373, respectively. The decrease in cash used is due primarily to the start-up of operations and generating revenues to off-set fixed costs.

During the years ended December 31, 2014 and 2013 the Company used cash in investing activities of $(29,500) and $0 respectively. The Company anticipates a need to increase purchasing equipment for the production stage, projected to commence in 2015.

During the years ended December 31, 2014 and 2013 the Company used cash from financing activities of $113,084 and used cash from financing activities of $99,370 respectively. This increase of cash provided by financing activities is primarily due to the increase in other notes payable related party. The Company has not raised any money from sale of its common stock and has not attained any significant cash from loans, other than those funds provided by related parties.

The aggregate value of outstanding loans as of December 31, 2014 is $552,469. This amount is comprised of convertible notes payable of $284,500 and notes payables – related party of $182,969 and a note payable of $85,000. Convertible notes payable and notes payable – related party are due on demand, with accumulated interest at rates specified in each note. The note payable is due November 2016 as a balloon payment with regular monthly interest payments. Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2014, working capital deficit was $2,334,898. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company had a net loss of $328,480, cash provided by operations of $7,352 and negative working capital of $2,335,798. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to continue operations and to sustain a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

CAPITAL RESOURCES

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2015-2016, we expect to have total capital expenditures of $825,000 -- Amour Fiber Core $550,000 for the pilot plant and American Leisure Products $275,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

American Fiber Green Products, Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of American Fiber Green Products, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co, CPAs LLC

Clearwater, Florida

April 15, 2015

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$29,531	$518
Accounts receivable	-	37,930
Prepaid expenses	2,349	-
Total Current Assets	31,880	38,448

Property and equipment, net of accumulated
depreciation of $54,352 and $50,536, respectively	39,663	13,979

Notes receivable, related parties	238,978	229,665
Interest receivable, related parties	117,074	96,768

TOTAL ASSETS	$427,595	$378,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$177,126	$188,477
Accrued expenses	16,173	6,762
Deferred salaries	908,331	1,008,298
Accrued interest payable	713,579	981,340
Note payable, related party	182,969	416,743
Note payable	85,000	-
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,367,678	2,886,120

TOTAL LIABILITIES	2,367,678	2,886,120

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
17,638,556 and 12,383,155 shares issued and outstanding	17,638	12,383
Common stock payable	14,450	-
Additional paid in capital	3,530,458	2,654,506
Accumulated deficit	(5,502,629)	(5,174,149)
Total Stockholders' Deficit	(1,940,083)	(2,507,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$427,595	$378,860

  See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATION

	For the Year Ended
	December 31,
	2014	2013

Revenues	$426,254	$336,118
Cost of sales	195,457	82,578
Gross Profit	230,797	253,540

Operating Expenses
Marketing and sales	41,751	52,091
Compensation	300,744	171,079
Professional	16,157	15,320
General and administrative	175,551	36,876
Total operating expenses	534,203	275,366

Net loss from operations	(303,406)	(21,826)

Other income (expense)
Interest expense	(45,381)	(66,686)
Interest Income	20,307	16,939

Net loss	$(328,480)	$(71,573)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OFSHARES OUTSTANDING	16,433,370	12,315,716

See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Common	Additional
	Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total

Balance of December 31, 2012	11,543,235	$11,543	$-	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840		83,160		84,000
Options issued				14,520		14,520
Net loss					(71,573)	(71,573)

Balance of December 31, 2013	12,383,155	$12,383	$-	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521		297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836		325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264		46,868		47,132
Stock issued for compensation	133,900	134		31,185		31,319
Stock issued for services			14,450			14,450
Stock issued for services	500,000	500		149,500		150,000
Options issued				24,950		24,950
Net loss					(328,480)	(328,480)

Balance of December 31, 2014	17,638,556	$17,638	$14,450	$3,530,458	$(5,502,629)	$(1,940,083)

 See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(328,480)	$(71,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,816	6,406
Stock-based compensation	220,719	98,520
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	37,930	27,763
Non-trade receivables and other assets	(29,619)	(16,939)
Prepaid and other assets	(2,349)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	41,741	46,839
Deferred compensation	227,839	63,000
Total adjustments	500,077	225,589
Net Cash Provided by Operating Activities	171,597	154,016

Cash Flows from Investing Activities:
Acquisition of property and equipment	(29,500)	-
Net Cash Used in Investing Activities	(29,500)	-

Cash Flows from Financing Activities:
Related party loans, net	(198,084)	(154,981)
Proceeds from loans	85,000	-
Net Cash Used by Financing Activities	(113,084)	(154,981)

Net Increase in Cash and Cash Equivalents	29,013	(965)
Cash and Cash Equivalents, beginning of period	518	1,483
Cash and Cash Equivalents, end of period	$29,531	$518

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$327,806	$-
Common stock issued for forgiveness of notes payable and accrued interest	$347,132	$-
Common stock issued for services	$150,000	$-

 See Auditor's Report and notes to the audited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, there were no cash equivalents.

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

Revenue Recognition

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer. For the years ended December 31, 2014 and 2013, the Company has only produced revenue from the tipping fees.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2014 and 2013, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 or 2013.

Earning / Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2014 and 2013, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized. As of December 31, 2014:

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

Notes receivable are made up of the following:

	2014	2013

Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,000
Note receivable, related party, 8% interest	147,426	138,113
	$238,978	$229,665

Based on rates and terms of the notes, the Company has recognized $20,306 and $16,939 of interest income for the years ended December 31, 2014 and 2013, respectively. The accumulated interest receivable, under these notes, is $117,074 and $96,768 for the years ended December 31, 2014 and 2013, respectively.

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

In accordance with the employment agreement of the officer, provision is made for the issuance of 100,000 options to be issued annually, upon the anniversary date (June 1). The Company has valued the options, using the Black Scholes Method, resulting in compensation expense in the amount of $24,950 and $14,520 for the years ending December 31, 2014 and 2013, respectively. The following assumptions were used in the calculation:

Weighted Average:
	2014	2013
Dividend rate	0.0%	0.0%
Risk-free interest rate	0.062%	1.03%
Expected lives (years)	3.0	5.0
Expected price volatility	213.6%	101.6%
Forfeiture Rate	0.0%	0.0%

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2014 or 2013 there is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

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

On February 20, 2014 the Company issued 133,900 shares of common stock to an existing shareholder for marketing services provided to the Company. The shares were valued at the fair market value at the date of grant and recorded compensation expense in the amount of $31,319.

The Company issued 264,045 shares of common stock in conversion of $35,290 of notes payable, related party and $11,842 of accrued interest during the year ended December 31, 2014.

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

The Company issued 1,836,448 shares of common stock to related parties for deferred salaries during the year ended December 31, 2014. These shares were valued at the fair market value of the stock at the date of grant, resulting in a reduction of deferred salaries of $327,806.

Deferred wages are $908,331 and $1,008,298 as of December 31, 2014 and 2013, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	2014	2013
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2014 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of December 31, 2014.

As of December 31, 2014 and 2013, the above notes had accrued interest payable of $360,721 and $639,855, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	2014	2013
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$204,431	$351,764

Note Payable to ICF, interest rate at 8%, payable on demand	-	7,000

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(13,380)

Three notes to Due to Dan Hefner, interest rate at 8% , payable on demand	(17,251)	67,971

Three notes to Due to Kenneth McCleave, interest rate at 8% , payable on demand	14,419	3,388

Total	$182,969	$416,743

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $352,858 and $341,484 at December 31, 2014 and 2013, respectively.

NOTE 10 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note.

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,135,000 at December 31, 2014. The loss carry forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, Amour is not current in their federal and state income tax filings. The Company has not determined the tax implications and considering the net operating losses and that Amour has not had active operations or income for a significant period, the effect of non-filing is not expected to be significant.

Temporary differences affecting the deferred tax asset are as follows:

December 31,	2014	2013
Accumulated deficit	$5,502,629	$5,174,149
Difference between tax and book for related party accruals:
Stock based compensation	(222,094)	(232,120)
Wages	(1,236,137)	(1,008,298)
Interest expense	(909,646)	(884,571)
	$3,134,752	$3,049,160

Valuation allowance	(3,134,752)	(3,049,160)
Deferred Tax Asset	$-	$-

The valuation allowance decreased by $12,927 during the year ended December 31, 2014 and decreased by $139,694 during the year ended December 31, 2013.

Current and Deferred Taxes, at statutory rates are as follows:

	2014	2013
Current Tax Calculation:
Federal Income Taxes	4,400	47,500
State Income Taxes, net of benefit	500	5,000
	4,900	52,500
Deferred Tax Calculation:
Federal Income Taxes	(1,870,900)	(1,759,200)
State Income Taxes, net of benefit	(198,100)	(186,300)
	(2,069,000)	(1,945,500)
Valuation allowance	2,069,000	1,945,500
	$-	$-

The years ended December 31, 2006 through 2014 remain open, subject for income tax purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2014 and 2013.

The Company entered into an employment agreement with an employee on July 1, 2014. The employment agreement is for a period of five years. The employee is scheduled to receive 50,000 shares of common stock valued at $0.289 per share ($14,450) for the first 6 months of service. Additional increments of 50,000 shares of common stock will be awarded at each of the following 6 month period until the Company is able to acquire funding sufficient to replace the stock issuance with a cash compensation agreement or until terminated. Upon obtaining funding and operations sufficient to consistently establish a cash compensation schedule, the Employee’s salary will be $60,000 annually plus a year-end bonus to be negotiated. At December 31, 2014, the Company has recorded a common stock payable for $14,450, which as of this filing, have not yet been issued, and a compensation expense of $14,450 for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued 500,000 shares of common stock valued at $0.30 per share ($150,000) to a vendor for services to be rendered from July 31, 2014 to December 31, 2014. The Company has recorded consulting expense in the amount of $150,000 for the year ended December 31, 2014.

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

None

ITEM 9(A). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, such disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR EXECUTIVE OFFICER	AGE	CURRENT POSITION AND OFFICE

Daniel L. Hefner	64	President, Chief Executive Officer and Director
Kenneth W. McCleave	62	Chairman of the Board of Directors
Frank D. Puissegur	56	Chief Financial Officer

Daniel L. Hefner, 64 is President of American Fiber Green Products, Inc.(AFBG) and has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 62 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

Frank D. Puissegur, graduated from the University of South Florida in 1981 with a BA in Accountancy. He earned his CPA certificate in 1984. Mr. Puissegur has spent his entire career in public accounting. Frank was appointed to the Florida Board of Accountancy in 2000. While on the board he served in several capacities including chairing the probable cause committee, the laws and rules committee, and the board itself. Mr. Puissegur was reappointed to the board in 2004 and served the maximum allowed term of eight years. He continues to sit on the continuing education committee, another committee that he chaired while an active member of the board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2014 and 2013 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (2) (e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($) (i)	Total ($) (j)

Kenneth McCleave
Chairman	2014	$100,000	—	—	$14,520	—	—	—	$114,520
of the Board	2013	$63,000	$—	—	$14,520	—	—	—	$77,520
of Directors

Daniel Hefner,
Chief Executive	2014	100,000	—	—	—	—	—	—	100,000
Officer	2013	—	—	—	—	—	—	—	—
and President

Frank D. Puissegur
Chief Financial	2014	—	—	—	—	—	—	—	—
Officer	2013	—	—	—	$—	—	—	—	$—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2014 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 17,638,556 shares of Common Stock outstanding as of December 31, 2014.

	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class

Kenneth McCleave, 9401 Oak Street, Riverview, FL 33569*	4,597,171	26.1%
Daniel Hefner, 1502 N. Taylor Road, Brandon, FL 33510*	3,008,246	17.1%
Robert Maxwell, N/A, Florida	1,206,240	6.8%
Frank Puissegur, Box 6196 Lakeland, FL 33807*	100,000	.5%
Barb Amour, Monroe, WA 98272	673,111	3.83.8%

*All officers and directors as a group (5 persons)	9,584,768	54%

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFGP and Daniel L. Hefner. No occupancy cost has been charged to AFGP by PAC as of December 31, 2014 and 2013. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Please refer to Notes to Financial Statement, Notes 6 through Note 9.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2014 and 2013 was $9,500 and $6,750, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

___________________

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

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: April 15, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President and Director (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, Chief Financial Officer and Principal Accounting Officer

