Form 10-Q
period 2015-03-31
American Fiber Green Products, Inc.
filed 2015-05-14
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2015 was 17,638,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$105	$29,531
Accounts receivable	241,920	-
Prepaid expenses	1,762	2,349
Total Current Assets	243,787	31,880

Property and equipment, net of accumulated depreciation of $56,306 and $54,352, respectively	37,708	39,663

Notes receivable, related parties	241,627	238,978
Interest receivable, related parties	131,793	117,074

TOTAL ASSETS	$654,915	$427,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$185,633	$177,126
Accrued expenses	16,800	16,173
Deferred salaries	962,730	908,331
Accrued interest payable	724,239	713,579
Note payable	85,000	85,000
Note payable, related party	186,487	182,969
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,445,389	2,367,678

TOTAL LIABILITIES	2,445,389	2,367,678

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
17,638,556 and 17,638,556 shares issued and outstanding	17,638	17,638
Common stock payable	14,450	14,450
Additional paid in capital	3,530,458	3,530,458
Accumulated deficit	(5,353,020)	(5,502,629)
Total Stockholders' Deficit	(1,790,474)	(1,940,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,915	$427,595

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Operation

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$274,625	$164,422
Cost of sales	45,998	72,846
Gross Profit	228,627	91,576

Operating Expenses
Compensation	55,026	87,805
Professional	2,775	9,222
General and administrative	22,018	23,664
Total operating expenses	79,819	120,691

Net income (loss) from operations	148,808	(29,115)

Other income (expense)
Interest expense	(13,918)	(15,519)
Interest Income	14,719	5,058
Income taxes	-	-

Net income (loss)	$149,609	$(39,576)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,638,556	13,563,114

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

	Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total

Balance of December 31, 2012	11,543,235	$11,543	$-	$2,556,826	$(5,102,576)	$(2,534,207)

Shares issued in exchange for services	839,920	840		83,160		84,000
Options issued				14,520		14,520
Net loss					(71,573)	(71,573)

Balance of December 31, 2013	12,383,155	$12,383	$-	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521		297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836		325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264		46,868		47,132
Stock issued for compensation	133,900	134		31,185		31,319
Stock issued for services			14,450			14,450
Stock issued for services	500,000	500		149,500		150,000
Options issued				24,950		24,950
Net loss					(328,480)	(328,480)

Balance of December 31, 2014	17,638,556	$17,638	$14,450	$3,530,458	$(5,502,629)	$(1,940,083)
Net income for the three months ended March 31, 2015 (unaudited)					149,609	149,609
Balance of March 31, 2015 (unaudited)	17,638,556	$17,638	$14,450	$3,530,458	$(5,353,020)	$(1,790,474)

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$149,609	$(39,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,955	1,602
Stock-based compensation	-	31,319
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(241,920)	(9,870)
Non-trade receivables and other assets	(14,132)	(10,358)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	9,134	(992)
Deferred compensation	54,399	50,000
Total adjustments	190,564	61,701
Net Cash Used in Operating Activities	(40,955)	22,125

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	869	(30,374)
Increase in interest payable to related parties	10,660	15,519
Net Cash Provided by Financing Activities	11,529	(14,828)

Net decrease (increase) in Cash and Cash Equivalents	(29,426)	7,297
Cash and Cash Equivalents, beginning of period	29,531	518
Cash and Cash Equivalents, end of period	$105	$7,815

Supplemental Disclosure Information:
Cash paid for interest	$2,550	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2015 and 2014, (b) the financial position at March 31, 2015 and December 31, 2014, and (c) cash flows for the three months ended March 31, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of those to be expected for the entire year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, there were no cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three months ended March 31, 2015 and 2014.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 and 2014.

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

Notes receivable are made up of the following as of March 31:

	2015	2014

Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,600
Note receivable, related party, 8% interest	150,075	143,613
	$241,627	$235,165
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $14,719 and $5,058 of interest income for the months ended March 31, 2015 and 2014, respectively. The accumulated interest receivable, under these notes, is $131,793 and $117,074 as of March 31, 2015 and December 31, 2014, respectively.

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

NOTE 6 - DEFERRED SALARIES

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

Deferred wages are $962,730 and $908,331 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	March 31, 2015	December 31, 2014
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at March 31, 2015 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, the above notes had accrued interest payable of $367,676 and $360,721, respectively.

NOTE 8 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	March 31, 2015	December 31, 2014
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$196,806	$204,431

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	(6,399)	(17,251)

Four notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	14,710	14,419

Total other long-term payables	$186,487	$182,969

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $356,563 and $352,858 at March 31, 2015 and December 31, 2014, respectively.

On April 7, 2014, the Company filed an S-8 registering and issuing 2,100,493 shares of common stock for the purpose of converting $374,938 of debt outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2015.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $274,625 and $164,422 for the three months ended March 31, 2015 and 2014. The increase in revenues is primarily due to _a substantial contract in Canada billed in the first quarter of 2015. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 2015. The Company continues to explore the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses could provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2015 were $79,819 compared to $120,691 for the three months ended March 31, 2014. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for the each three months ended March 31, 2015 and 2014 was $13,918 and $15,519, respectively. Interest was charged based on the stated interest rates set forth in the notes.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2015 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2015 and 2016 in order to maintain and expand our opportunity.

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

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world, possibly through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2015, the Company had net income of $149,609 and negative working capital of $2,201,602. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Critical Accounting Policies

Our financial statements should be read in conjuncture with our annual report, filed with the Securities and Exchange Commission on Form 10-K, for the year ending December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2015, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of March 31, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2015.

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

___________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: May 14, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer

