Form 10-Q
period 2015-06-30
American Fiber Green Products, Inc.
filed 2015-08-19
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2015 was 17,638,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56	$29,531
Accounts receivable	195,879	-
Prepaid expenses	1,175	2,349
Total Current Assets	197,110	31,880

Property and equipment, net of accumulated depreciation of $57,162 and $54,352, respectively	36,853	39,663

Notes receivable, related parties	239,526	238,978
Interest receivable, related parties	127,364	117,074

TOTAL ASSETS	$600,853	$427,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$176,264	$177,126
Accrued expenses	19,988	16,173
Deferred salaries	1,012,730	908,331
Accrued interest payable	736,662	713,579
Note payable, related party	186,109	182,969
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,501,253	2,367,678

TOTAL LIABILITIES	2,501,253	2,367,678

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value 17,638,556 and 17,638,556 shares issued and outstanding	17,638	17,638
Common stock payable	14,450	14,450
Additional paid in capital	3,530,458	3,530,458
Accumulated deficit	(5,462,946)	(5,502,629)
Total Stockholders' Deficit	(1,900,400)	(1,940,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$600,853	$427,595

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statements of Operation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$39,452	$274,625	$203,874
Cost of sales	-	17,456	79,475	90,302
Gross Profit	-	21,996	195,150	113,572

Operating Expenses
Compensation	53,188	50,585	108,214	138,390
Professional	1,000	2,803	1,016	12,025
General and administrative	1,218	11,361	25,995	35,025
Total operating expenses	55,406	64,749	135,225	185,440

Net loss from operations	(55,406)	(42,753)	59,925	(71,868)

Other income (expense)
Interest expense	(21,043)	(14,019)	(30,532)	(29,538)
Interest Income	-	5,058	10,290	10,116

Net loss	$(76,449)	$(51,714)	$39,683	$(91,290)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,638,556	17,000,062	17,638,556	15,291,082

See notes to unaudited financial statements

American Fiber Green Products, Inc.
Consolidated Statement of Stockholders' Deficit

			Common	Additional
	Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total

Balance of December 31, 2013	12,383,155	$12,383	$-	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521		297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836		325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264		46,868		47,132
Stock issued for compensation	133,900	134		31,185		31,319
Stock issued for services			14,450			14,450
Stock issued for services	500,000	500		149,500		150,000
Options issued				24,950		24,950
Net loss					(328,480)	(328,480)

Balance of December 31, 2014	17,638,556	$17,638	$14,450	$3,530,458	$(5,502,629)	$(1,940,083)

Net income (unaudited)					39,683	39,683

Balance of June 30, 2015 (unaudited)	17,638,556	$17,638	$14,450	$3,530,458	$(5,462,946)	$(1,900,400)

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)	$39,683	$(91,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,810	3,201
Stock-based compensation	-	31,319
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(195,879)	16,410
Non-trade receivables and other assets	(9,664)	(10,116)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,953	1,612
Deferred compensation	104,399	100,000
Total adjustments	(95,381)	142,426
Net Cash Provided by Operating Activities	(55,698)	51,136

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	3,140	(80,458)
Increase in interest payable to related parties	23,083	29,538
Net Cash Used by Financing Activities	26,223	(50,920)

Net Increase in Cash and Cash Equivalents	(29,475)	216
Cash and Cash Equivalents, beginning of period	29,531	518
Cash and Cash Equivalents, end of period	$56	$734

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$-	$327,806
Common stock issued for forgiveness of notes payable and accrued interest	$-	$347,132
Common stock issued for services	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2015 and 2014, (b) the financial position at June 30, 2015 and December 31, 2014, and (c) cash flows for the six months ended June 30, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of those to be expected for the entire year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, there were no cash equivalents.

Accounts Receivable

The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have determined that an allowance for doubtful accounts is not considered necessary as the receivables are fully collectible.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three and six months ended June 30, 2015 and 2014.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 and December 31, 2014.

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

Notes receivable are made up of the following as of:

	June 30, 2015	December 31, 2014
	(unaudited)

Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,600
Note receivable, related party, 8% interest	147,974	147,426
	$239,526	$238,978
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $0 and $5,058 of interest income for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $10,290 and $10,116, respectively of interest income. The accumulated interest receivable, under these notes, is $127,364 and $117,074 as of June 30, 2015 and December 31, 2014, respectively.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	June 30, 2015	December 31, 2014
	(unaudited)

Molds and Tooling	50,000	50,000
Machinery and Equipment	44,015	44,015
Less: Accumulated Depreciation	(57,162)	(54,352)

Property and Equipment, net	$36,853	$39,663

Depreciation for the three and six months ended June 30, 2015 and 2014 was $856 and $2,810 and $1,599 and $3,201, respectively.

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

Deferred wages are $1,012,730 and $908,331 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	June 30, 2015	December 31, 2014
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at June 30, 2015 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the above notes had accrued interest payable of $374,632 and $360,721, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	June 30, 2015	December 31, 2014
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$181,361	$204,431

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	3,669	(17,251)

Four notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	14,710	14,419

Note payable Due to Robert Maxwell, interest rate at 8%, payable on demand	5,000

Total other long-term payables	$186,110	$182,969

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $349,607 and $352,858 at June 30, 2015 and December 31, 2014, respectively.

On April 7, 2014, the Company filed an S-8 registering and issuing 2,100,493 shares of common stock for the purpose of converting $374,938 of debt outstanding.

NOTE 10 - COST OF SALES ACCOUNTING CORRECTION

The Company did not accrue labor costs of $33,477 in the first quarter but were paid in the second quarter. These costs have been included in the six months ended June 30, 2015 but have not been included in the three months ended June 30, 2015 or March 31, 2015. Therefore, net income for the three months ended March 31, 2015 was overstated by $33,477.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2015.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

Revenues

The Company had revenues of $0 and $39,452 for the three months ended June 30, 2015 and 2014. The decrease in revenues is primarily due to a substantial contract in Canada billed in the first quarter of 2015 with no additional sales in the second quarter. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, and studied the market trends.

Cost of Sales

The Company did not accrue labor costs of $33,477 during the first quarter ended March 31, 2015, therefore, cost of sales for that period are understated.

Expenses

Marketing, general and administrative expenses for the three months ended June 30, 2015 were $55,406 compared to $64,749 for the three months ended June 30, 2014. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for each of the three months ended June 30, 2015 and 2014 was $21,043 and $14,019, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

Revenues

The Company had revenues of $274,625 and $203,874 for the six months ended June 30, 2015 and 2014. The increase in revenues is primarily due to a substantial contract in Canada billed in the first quarter of 2015. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the years ended December 2015. The Company continues to explore the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses could provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2015 were $135,225 compared to $185,440 for the six months ended June 30, 2014. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for each of the six months ended June 30, 2015 and 2014 was $30,532 and $29,538, respectively. Interest was charged based on the stated interest rates set forth in the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2015, the Company had net income of $39,683 and negative working capital of $2,304,143. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Cash Flows for the six months ended June 30, 2015 and 2014

Operating Activities

During the six months ended June 30, 2015, we used $55,698 in operating activities compared to $51,136 of cash provided by operations during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we incurred net income of $39,683 that was partially offset for cash flow purposes by $2,810 in non-cash expenses, by an increase in accounts receivable of $195,879 and an increase in deferred compensation of $104,399.

By comparison, the six months ended June 30, 2014, we incurred a net loss of $91,290 that was partially offset for cash flow purposes by $34,520 in non-cash expenses, a $6,294 increase in operating assets and a $101,612 increase in operating liabilities.

Financing Activities

For the six months ended June 30, 2015, we received $3,140 as proceeds from related party loans and $23,083 increase in interest receivable. As a result, we generated net cash from financing activities of $26,223 for the period.

For the six months ended June 30, 2014, we repaid $80,458 of related party notes payable and $29,538 increase in interest receivable. As a result, we used cash from financing activities of $50,920 for the period.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

As a result of the Company's limited operating history, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed and expected to increase. However, the Company has signed a five year multi-million dollar agreement with Owens Corning (NYSE: OC) to begin in the second quarter of 2016. Outside funding is expected before the end of 2015 to fund the Amarillo, Texas project.

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

Capital Expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2015-2016, we expect to have total capital expenditures of $2.4M -- Amour Fiber Core $2.3M for the Amarillo plant and American Leisure Products $100,000.

Critical Accounting Policies

Our financial statements should be read in conjuncture with our annual report, filed with the Securities and Exchange Commission on Form 10-K, for the year ending December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2015, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of June 30, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended June 30, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: August 19, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer

