Form 10-Q
period 2015-09-30
American Fiber Green Products, Inc.
filed 2015-11-16
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of ncorporation or organization)	(I.R.S. Empl. Ident. No.)

4209 Raleigh Street, Tampa, FL 33619

 (Address of principal executive offices, Zip Code)

(813)-247-2770

(Registrant's telephone number, including area code)

___________________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2015 was 17,638,556.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words "intends," "estimates," "predicts," "potential," "continues," "anticipates," "plans," "expects," "believes," "should," "could," "may," "will" or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms "American Fiber Green Products Inc.", "Company", "we", "our", and "us" refer to American Fiber Green Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,635	$29,531
Accounts receivable	221,511	-
Prepaid expenses	587	2,349
Total Current Assets	229,733	31,880

Property and equipment, net of accumulated depreciation of $58,568 and $54,352, respectively	35,447	39,663

Notes receivable, related parties	239,526	238,978
Interest receivable, related parties	132,509	117,074

TOTAL ASSETS	$637,215	$427,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$177,222	$177,126
Accrued expenses	21,649	16,173
Deferred salaries	1,061,230	908,331
Accrued interest payable	746,744	713,579
Note payable, related party	158,154	182,969
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,534,499	2,367,678

TOTAL LIABILITIES	2,534,499	2,367,678

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value 17,638,556 and 17,638,556 shares issued and outstanding	17,638	17,638
Common stock payable	14,450	14,450
Additional paid in capital	3,530,458	3,530,458
Accumulated deficit	(5,459,830)	(5,502,629)
Total Stockholders' Deficit	(1,897,284)	(1,940,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$637,215	$427,595

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Operation

(unaudited)

	For the Three Months Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$135,775	$23,290	$410,400	$227,164
Cost of sales	44,384	10,242	123,859	100,544
Gross Profit	91,391	13,048	286,541	126,620

Operating Expenses
Compensation	51,661	85,838	159,875	224,228
Professional	13,049	28,149	27,114	40,174
General and administrative	12,300	13,833	25,244	48,858
Total operating expenses	77,010	127,820	212,233	313,260

Net Income (Loss) from operations	14,381	(114,772)	74,308	(186,640)

Other income (expense)
Interest expense	(16,411)	(13,625)	(46,943)	(43,163)
Interest Income	5,145	5,066	15,434	15,182

Net Income (Loss)	$3,115	$(123,331)	$42,799	$(214,621)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,638,556	17,479,215	17,638,556	16,027,227

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

			Common	Additional
	Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total

Balance of December 31, 2013	12,383,155	$12,383	$-	$2,654,506	$(5,174,149)	$(2,507,260)

Shares exchanged for accrued interest	2,521,008	2,521		297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836		325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264		46,868		47,132
Stock issued for compensation	133,900	134		31,185		31,319
Stock issued for services			14,450			14,450
Stock issued for services	500,000	500		149,500		150,000
Options issued				24,950		24,950
Net loss					(328,480)	(328,480)

Balance of December 31, 2014	17,638,556	$17,638	$14,450	$3,530,458	$(5,502,629)	$(1,940,083)

Net income (unaudited)					42,799	42,799

Balance of September 30, 2015 (unaudited)	17,638,556	$17,638	$14,450	$3,530,458	$(5,459,830)	$(1,897,284)

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss)	$42,799	$(214,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,216	3,553
Stock-based compensation	-	63,544
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(221,511)	34,990
Non-trade receivables and other assets	(14,221)	(15,182)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,572	5,533
Accrued interest - related party	33,165	43,163
Deferred compensation	152,899	177,839
Total adjustments	(39,880)	313,440
Net Cash Provided by Operating Activities	2,919	98,819

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(24,815)	(99,078)
Net Cash Used by Financing Activities	(24,815)	(99,078)

Net Increase in Cash and Cash Equivalents	(21,896)	(259)
Cash and Cash Equivalents, beginning of period	29,531	518
Cash and Cash Equivalents, end of period	$7,635	$259

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$-	$327,806
Common stock issued for forgiveness of notes payable and accrued interest	$-	$347,132
Common stock issued for services	$-	$164,450

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company will construct a pilot plant in Tampa, Florida within the next 6 months and expects to begin construction of its first fully operational production plant in Amarillo, Texas in the first quarter of 2016. Funding to complete the project and to begin production of scrapped fiberglass reclamation as a raw material is being sought and expected in the fourth quarter. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $300,000 for the pilot plant and as much as $3.6M for a full function plant in Amarillo. Management plans to raise additional funds through project financings, convertible debentures or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations.

There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. However, the Company has received a multi-million dollar, five year contract from Owens Corning to recycle waste material from their Amarillo, Texas plant subject to completion of a processing plant.

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2015 and 2014, (b) the financial position at September 30, 2015 and December 31, 2014, and (c) cash flows for the nine months ended September 30, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of those to be expected for the entire year.

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States (See Note 2 regarding the assumption that the Company is a "going concern").

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

Financial Instruments

The Company's balance sheet includes certain financial instruments, which include cash, accounts receivable, notes receivable, interest receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, there were no cash equivalents.

Accounts Receivable

The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, we have determined that an allowance for doubtful accounts is not considered necessary as the receivables are fully collectible.

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

Stock Based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees ("ASC 505") defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three and nine months ended September 30, 2015 and 2014.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 and December 31, 2014.

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

NOTE 4 - NOTES RECEIVABLE – RELATED PARTIES

The Company has made loans to several companies, both owned by officers and stockholders of the Company and to unrelated parties. The purpose of these loans was to invest in other fiberglass manufacturing businesses in order to facilitate the development and production of fiberglass products. The Company does not expect repayment of these amounts to occur during the next 12 months.

Notes receivable are made up of the following as of:

	September 30, 2015	December 31, 2014
	(unaudited)
Note receivable, related party, 10% interest, past maturity	$53,599	$53,599
Note receivable, related party, 10% interest, past maturity	20,253	20,253
Note receivable, related party, 8% interest, past maturity	14,700	14,700
Note receivable, related party, 8% interest, past maturity	3,000	3,600
Note receivable, related party, 8% interest	147,974	147,426
	$239,526	$238,978
Less Current Portion	-	-

Based on rates and terms of the notes, the Company has recognized $5,145 and $5,066 of interest income for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized $15,434 and $15,182, respectively of interest income. The accumulated interest receivable, under these notes, is $132,509 and $117,074 as of September 30, 2015 and December 31, 2014, respectively.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 5 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Molds and Tooling	$50,000	$50,000
Machinery and Equipment	44,015	44,015
Less: Accumulated Depreciation	(58,568)	(54,352)
	$35,447	$39,663

Depreciation for the three and nine months ended September 30, 2015 and 2014 was $1,406 and $352 and $4,216 and $3,552, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Ken McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2015 or 2014. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment agreement with a key employee. The employment agreement is for a period of three years, with prescribed percentage increases beginning in 2007. Increases for 2007 and 2008 were waived. A 5% increase was effective 1/1/09 for a total annual rate under the employment agreement of $63,000. The employment contract has been continued without change, on agreement with parties involved, and is expected to be renewed in 2013. The Company expects to renegotiate the terms and conditions of the contract. Compensation is currently accrued (see footnote "Deferred Wages"), as specified within the terms of the employment contract. The contract specifies minimum bonus of $15,000 (other than minimum is at discretion of the Board of Directors) and annual options (100,000 options, effective June 1st, at a strike price of average closing price of prior month). Both the bonus and options were waved in prior years, due to lack of revenue producing activity. Effective January 1, 2014, the Board of Director's approved an increase in annual salary to $100,000.

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

Deferred wages are $1,061,230 and $908,331 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	September 30, 2015	December 31, 2014
Three notes payable to Robert Chipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at September 30, 2015 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the above notes had accrued interest payable of $381,587 and $360,721, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	September 30, 2015	December 31, 2014
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$160,217	$204,431

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 5%, payable on demand	1,857	(17,251)

Four notes to Due to Kenneth McCleave, interest rate at 5%, payable on demand	14,710	14,419

Total other long-term payables	$158,154	$182,969

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $365,107 and $352,858 at September 30, 2015 and December 31, 2014, respectively.

During 2014, the Company filed an S-8 registering and issuing 2,100,493 shares of common stock for the purpose of converting $374,938 of debt outstanding.

NOTE 10 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note. The Company has accrued $50 of unpaid interest at September 30, 2015.

NOTE 11 – COST OF SALES ACCOUNTING CORRECTION

The Company did not accrue labor costs of $33, 477 in the first quarter but were paid in the second quarter. These costs have been included in the nine months ended September 30, 2015 but have not been included in the three months ended June 30, 2015 or March 31, 2015. Therefore, net income for the three months ended March 31, 2015 was overstated by $33,477.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2015.

The Company entered into an employment agreement with an employee on July 1, 2014. The employment agreement is for a period of five years. The employee is scheduled to receive 50,000 shares of common stock valued at $0.289 per share ($14,450) for the first 6 months of service. Additional increments of 50,000 shares of common stock will be awarded at each of the following 6 month period until the Company is able to acquire funding sufficient to replace the stock issuance with a cash compensation agreement or until terminated. Upon obtaining funding and operations sufficient to consistently establish a cash compensation schedule, the Employee's salary will be $60,000 annually plus a year-end bonus to be negotiated. At December 31, 2014, the Company has recorded a common stock payable for $14,450, which as of this filing, have not yet been issued, and a compensation expense of $14,450 for the year ended December 31, 2014.

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

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

The Company may offer licensing of our proprietary technology. The Company believes that licensing its technology to businesses in foreign countries and possibly the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company's public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

Revenues

The Company had revenues of $135,775 and $23,290 for the three months ended September 30, 2015 and 2014. The increase in revenues is primarily due to a substantial contract in Canada billed in the third quarter of 2015. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, and studied the market trends.

Cost of Sales

The Company had cost of sales of $44,384 and $10,242 for the three months ended September 30, 2015 and 2014. The increase in cost of sales is due the contract in Canada in 2015.

Expenses

General and administrative expenses for the three months ended September 30, 2015 were $77,010 compared to $127,820 for the three months ended September 30, 2014. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for each of the three months ended September 30, 2015 and 2014 was $16,411 and $13,625, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

Revenues

The Company had revenues of $410,400 and $227,164 for the nine months ended September 30, 2015 and 2014. The increase in revenues is primarily due to a substantial contract in Canada billed in 2015. We continue to expand our waste collections, as it is the feedstock of our anticipated recycling. The Company has affected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in during the next six (6) months. The Company continues to explore the process of establishing a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses could provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties. There are no guarantees that this program will be successful and more time is necessary to evaluate before consideration of expanding through sub licensing.

Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $212,233 compared to $313,260 for the nine months ended September 30, 2014. The decrease in expenses is primarily due to the decrease in stock based compensation and travel expenses.

The Company incurred interest expense for each of the nine months ended September 30, 2015 and 2014 was $46,943 and $43,163, respectively. Interest was charged based on the stated interest rates set forth in the notes.

GENERAL TRENDS AND OUTLOOK

The Company's immediate outlook is extremely favorable, as the Company believes there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited number of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2015 and 2016 will be significant growth years, and besides the operational business strategies discussed above, we intend to implement the following plans in 2015 and 2016 in order to maintain and expand our opportunity.

We plan to staff our facility in Tampa, Florida, with customer service representatives and logistical support personnel to build our Pilot Plant and complete our tooling requirements. Currently this facility is limited in staff. The Tampa plant will serve as the selling platform for the Company's proprietary technology. Additionally, we will utilize this facility to directly distribute American Leisure's products to the market

The Company is in process of securing financing of its planned Amarillo, Texas recycling and manufacturing plant to accommodate Owens Corning , as well as recycling for General Electric, Mitsubishi, Siemens and others. The plant is projected for the first quarter of 2016.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world, possibly through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from China, Germany, Mexico, Dubai, Japan, Australia, England, France, Turkey, Egypt, the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2015, the Company had net income of $42,799 and negative working capital of $2,304,766. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Cash Flows for the nine months ended September 30, 2015 and 2014

Operating Activities

During the nine months ended September 30, 2015, we provided cash of $2,919 in operating activities compared to $98,819 of cash provided by operations during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we incurred net income of $42,799 that was partially offset for cash flow purposes by a $4,216 decrease in non-cash expenses, an increase in accounts receivable of $235,732 and an increase in deferred compensation of $152,899.

By comparison, the nine months ended September 30, 2014, we incurred a net loss of $214,621 that was partially offset for cash flow purposes by $67,097 of stock based compensation and depreciation expense, a $19,808 increase in operating assets and a $226,535 increase in operating liabilities.

Financing Activities

For the nine months ended September 30, 2015, we repaid $24,815 of related party loans. As a result, we used cash from financing activities of $24,815 for the period.

For the nine months ended September 30, 2014, we repaid $99,078 of related party notes payable. As a result, we used cash from financing activities of $50,920 for the period.

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

Capital Expenditures

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2015-2016, we expect to have total capital expenditures of $4M Amour Fiber Core pilot plant $3.6M for the Amarillo plant, $300k for the pilot plant and American Leisure Products $100,000.

Critical Accounting Policies

Our financial statements should be read in conjunction with our annual report, filed with the Securities and Exchange Commission on Form 10-K, for the year ending December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2015, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of September 30, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2015.

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

________________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: November 16, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner
President and Director
(Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur
Chief Financial Officer and
Principal Accounting Officer

