Form 10-K
period 2015-12-31
American Fiber Green Products, Inc.
filed 2016-05-09
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

There were 17,700,556 shares of the Registrant's $.001 par value common stock outstanding as of May 6, 2016.

AMERICAN FIBER GREEN PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2015

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

American Leisure Products, Inc.

The Company's second operating subsidiary is American Leisure Products, Inc. ("ALP"), which was incorporated in Florida on September 15, 2001, in order to merge with Amour Fiber Core, Inc. Following the merger on May 24, 2004, ALP began to focus on producing a variety of fiberglass products that provide recreational enjoyment, such as the "Hot Rod" car industry and the "Marine Industry". Various molds, tooling and equipment were located or built to facilitate this plan of operation. ALP plans to grow through acquisition and strategic partnerships for production of fiberglass cars and boats. Our fiberglass production facilities will also provide future revenue through the production of fiberglass vintage car replicas, boats and other leisure products from current molds and tooling and future acquired molds. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Part 2, Item 7.

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

See Management's Discussion and Analysis of Financial Condition and Results of Operations under Part 2, Item 7.

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

ANTIQUE "REPLICARS"

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

•

Phase 3: This level is for the enthusiast who does not have the place, time, equipment, or skills to build an automobile. Building the cars at various stages will reduce a major part of the dealer's time. The Company will support the dealers with cars (nick-named rollers). These "rollers" will be assembled based on various stages of work with easy step-by-step processes to complete. By building the cars in these stages, it will allow the final car to be completed with a minimum of effort.

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

See Management's Discussion and Analysis of Financial Condition and Results of Operations under Part 2, Item 7.

ANTIQUE "REPLICAR" RENTAL

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

EMPLOYEES

As of December 31, 2015, the Company employed three full-time employees. The Company may engage independent contractors and other temporary employees in its operations as required. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 1A. RISK FACTORS

The risk to the company's business model is that the time it takes to fund, organize and begin operations will leave the door open for others to create a competitive solution that could cause us to lose our uniqueness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our office and production facilities are located at 4209 Raleigh Street, Tampa, Florida 33619. Currently, a related company, Public Acquisition Company, has a lease/option on the property where AFGP is located. No rental fee was charged in 2015 by the related party, but there is no guarantee that this arrangement will continue. The office is approximately 1,000 square feet and is in a condition adequate for our operations. The production facilities are presently sufficient for operations. Additional adjacent property is available for lease or purchase. The terms of the lease agreement require thirty days written notice by either party to terminate the lease.

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

	BID PRICES
	LOW	HIGH
FISCAL 2015
First Quarter (January 1, 2015 through March 31, 2015)	$0.16	$0.27
Second Quarter (April 1, 2015 through June 30, 2015)	$0.16	$0.35
Third Quarter (July 1, 2015 through September 30, 2015)	$0.10	$0.28
Fourth Quarter (October 1, 2015 through December 31, 2015)	$0.11	$0.29

FISCAL 2014
First Quarter (January 1, 2014 through March 31, 2014)	$0.14	$0.37
Second Quarter (April 1, 2014 through June 30, 2014)	$0.13	$0.38
Third Quarter (July 1, 2014 through September 30, 2014)	$0.13	$0.32
Fourth Quarter (October 1, 2014 through December 31, 2014)	$0.14	$0.28

Currently there are no outstanding warrants or options to purchase stock and the Company has 1,089 shareholders of record at December 31, 2015.

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

During the year ended December 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Amour Fiber Core

We plan to generate revenues from several areas: a technology and proprietary process for the recycling of fiberglass. Revenues can be produced from the following areas:

Amour Fiber Core primary focus will be to recycle fiberglass, produce products from recycled material and sell license agreements for its process. The Company has developed, tested and previously placed into limited commercial production, a new technology for fiberglass reclamation manufacturing. It has adapted this technology to establish a manufacturing business. From the research and development in Amour's early stages many different products have been prototyped and tested. Building on this foundation, management has determined that the pilot plant, anticipated to be constructed in Florida in 2016 will produce general planking or boards for marine decking and seawalls. Marketing the planking we will help to "brand" our name through park benches and picnic tables as part of our first line of finished goods.

We intend to offer contracts for our licensing of our technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company's public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays.

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

RESULTS OF OPERATIONS

Revenues.

The Company had $479,390 in revenue for the year ended December 31, 2015 and $453,274 in revenue for the year ended December 31, 2014. The Company had suspended all operations for the past several years while management effected the changes in corporate structure, built a management team, studied the market trends, and generated investment interest in the Company's business model and opportunity. The Company plans to build a pilot plant in 2016 and has purchased part of the required equipment. The Company has begun the process of identifying a network of sub-licensees to collect and process waste fiberglass and to produce finished goods from that process. These sub-licenses will provide income to the Company in initial fees for acquiring the license as well as ongoing revenue from production royalties.

Cost of Sales

The Company had cost of sales of $164,814 and $210,134 for the years ended December 31, 2015 and 2014. The decrease in cost of sales is due to streamlining and mechanization of operations.

Expenses

Operating expenses for the years ended December 31, 2015 and 2014 were $428,768 and $495,453, respectively. The decrease in the current year was due to greater familiarity through repeat customers.

The Company incurred interest expense for year ended December 31, 2015, of $70,810. Interest for the year ended December 31, 2014 was $45,381. Interest was charged based on the stated interest rates set forth in the notes.

Income tax expense.

The Company has incurred net operating losses since inception. At December 31, 2015 the Company had a net operating loss carry forward of approximately $3,665,000. For U.S. tax purposes the net operating losses will begin expiring in twenty years. We have had a change of ownership as defined by the Internal Revenue Code section 382, in 2004, resulting from the merger. As a result, a substantial annual limitation may be imposed upon the future utilization of our net operating loss carry forwards.

GENERAL TRENDS AND OUTLOOK

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche for recycling fiberglass and only a limited numbers of companies competing with us in of our products within American Leisure Products. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Recycling industry. We believe that 2016 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2016 in order to maintain and expand our opportunity.

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

Additionally, the Company anticipates opening at least one additional facility for its recycling process. Texas and Kansas are candidates for this plant.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, and the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2015 and 2014 the Company used cash from operating activities of ($9,009) and provided cash from operating activities of $132,146, respectively. The decrease in cash used is due primarily to the start-up of operations and generating revenues to off-set fixed costs.

During the years ended December 31, 2015 and 2014 the Company used cash in investing activities of $0 and ($29,500) respectively. The Company did not purchase any fixed assets during 2015.

During the years ended December 31, 2015 and 2014 the Company used cash from financing activities of $2,956 and $74,850, respectively. This decrease of cash used by financing activities is primarily due to the decrease in loans from related parties.

The aggregate value of outstanding loans as of December 31, 2015 is $502,590. This amount is comprised of convertible notes payable of $284,500 and notes payables – related party of $133,090 and a note payable of $85,000. Convertible notes payable and notes payable – related party are due on demand, with accumulated interest at rates specified in each note. The note payable is due November 2016 as a balloon payment with regular monthly interest payments. Cash flows from operations have been derived primarily from increased liabilities and issuance of equity. As of December 31, 2015, working capital deficit was $2,247,431. As current operating cash flow is insufficient to finance the Company's planned growth, we will continue to seek additional financing from alternative sources, including bank loans, supplier agreements and other financing arrangements.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2015, the Company had a net loss of $185,002, cash used by operations of $9,009 and negative working capital of $2,247,431. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to continue operations and to sustain a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs during the next twelve months largely from debt and equity financings until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that any such financing will be available, and that if available, that it will be available on terms that are favorable or acceptable to the Company.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

CAPITAL RESOURCES

We expect to incur capital expenditures in the future. Since our inception, the research and development has been completed. For each division in 2016, we expect to have total capital expenditures of $825,000 -- Amour Fiber Core $550,000 for the pilot plant and American Leisure Products $275,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite. 113 Tampa, FL 33612 (813) 443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Fiber Green Products, Inc.

We have audited the accompanying balance sheet of American Fiber Green Products, Inc. as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fiber Green Products, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

May 6, 2016

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$16,349	$28,314
Accounts receivable, net of allowance for doubtful accounts of $97,939 and $0, respectively	97,939	-
Other receivable	-	27,020
Prepaid expenses	-	2,349
Total Current Assets	114,288	57,683

Property and equipment, net of accumulated depreciation of $59,973 and $54,352, respectively	34,042	39,663

TOTAL ASSETS	$148,330	$97,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$204,059	$191,673
Accrued expenses	21,649	16,173
Deferred salaries	875,932	669,352
Accrued interest payable	757,489	713,579
Note payable, related party	133,090	182,535
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,361,719	2,142,812

TOTAL LIABILITIES	2,361,719	2,142,812

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value 17,700,556 and 17,638,556 shares issued and outstanding	17,700	17,638
Additional paid in capital	3,522,525	3,505,508
Accumulated deficit	(5,753,614)	(5,568,612)
Total Stockholders' Deficit	(2,213,389)	(2,045,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,330	$97,346

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATION

	2015	2014

Revenues	$479,390	$453,274
Cost of sales	164,814	210,134
Gross Profit	314,576	243,140

Operating Expenses
Stock based compensation	14,500	181,319
Bad debt expense	97,939	-
Compensation	213,875	244,475
Professional	25,202	26,259
General and administrative	77,252	43,400
Total operating expenses	428,768	495,453

Net Income (Loss) from operations	(114,192)	(252,313)

Other income (expense)
Interest expense	(70,810)	(45,381)

Net Income (Loss)	$(185,002)	$(297,694)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,643,992	16,433,370

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2013	12,383,155	$12,383	$2,654,506	$(5,174,149)	$(2,507,260)

Adjustment to prior period	-	$-	$-	$(96,769)	$(96,769)

Balance of December 31, 2013	12,383,155	$12,383	$2,654,506	$(5,270,918)	$(2,604,029)

Shares exchanged for accrued interest	2,521,008	2,521	297,479		300,000
Shares exchanged for deferred salaries	1,836,448	1,836	325,970		327,806
Shares exchanged for accrued interest and notes payable	264,045	264	46,868		47,132
Stock issued for compensation	133,900	134	31,185		31,319
Stock issued for services	500,000	500	149,500		150,000
Net loss				(297,694)	(297,694)

Balance of December 31, 2014	17,638,556	$17,638	$3,505,508	$(5,568,612)	$(2,045,466)

Stock issued for cash	12,000	12	2,567		2,579
Stock issued for services	50,000	50	14,450		14,500
Net loss				(185,002)	(185,002)

Balance of December 31, 2015	17,700,556	$17,700	$3,522,525	$(5,753,614)	$(2,213,389)

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss)	$(185,002)	$(297,694)
Adjustments to reconcile net loss to
net cash (used) provided by operating activities:
Depreciation and amortization	5,621	3,816
Bad debt expense	97,939	-
Stock-based compensation	14,500	181,319
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(195,878)	37,930
Non-trade receivables and other assets	27,020	(20,307)
Prepaid and other assets	2,349	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,862	12,607
Deferred compensation	206,580	214,475
Total adjustments	175,993	429,840
Net Cash (Used) Provided by Operating Activities	(9,009)	132,146

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	(29,500)

Net Cash Used in Investing Activities	-	(29,500)

Cash Flows from Financing Activities:
Related party loans, net	(5,535)	(120,231)
Proceeds from issuance of common stock	2,579	-
Proceeds from loans	-	45,381
Net Cash Provided (Used) by Financing Activities	(2,956)	(74,850)

Net Increase in Cash and Cash Equivalents	(11,965)	27,796
Cash and Cash Equivalents, beginning of period	28,314	518
Cash and Cash Equivalents, end of period	$16,349	$28,314

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for deferred salaries	$-	$327,806
Common stock issued for forgiveness of notes payable and accrued interest	$-	$347,132

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, there were no cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as General and Administrative expense. At such time as assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales. Property and equipment consist of mold tooling, with estimated useful lives of 10 years, and equipment, with estimated lives of 5 years.

Long-lived assets such as property and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company recognizes revenues from 1) tipping fees in the acquisition of scrap fiberglass, 2) sale of products produced with reclaimed fiberglass, 3) fees charged for licensing and installation of the proprietary reclamation and manufacturing processes, 4) royalties charged to licensees for revenues generated by using our licensed processes, 5) sales of other fiberglass products (reproduction cars, boats). Revenue is recorded when products and services are provided to the customer. For the years ended December 31, 2015 and 2014, the Company has only produced revenue from the tipping fees.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2015 and 2014, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 or 2014.

Earning / Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2015 and 2014, there existed notes payable with conversion features (see Notes Payable footnote) which, due to the net loss, had an anti-dilutive effect and therefore were not recognized.

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

The employment agreement of the officers has a provision for the issuance of 100,000 options to be issued annually, upon the anniversary date (June 1), no options were issued in 2015 or 2014.

NOTE 5 - PRIOR PERIOD ADJUSTMENT

As of December 31, 2013, the accumulated deficit has been increased by $96,769 to $5,270,918 for interest income recognized on related party notes receivable in prior years. The interest income should not have been recorded due to the notes being between related parties.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Kenneth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2015 or 2014 there is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment contract with two key employees on January 1, 2015 under like terms and conditions including a $100,000 salary, stock options and profit-sharing - specifics to be determined by the Compensation Committee and approved by the Board of Directors. For the year's ended December 31, 2015 and 2014, no stock options or profit sharing were recorded or accrued.

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

During the year ended December 31, 2014, the Company reduced the amount of deferred wages for one employee by $238,979 for related party notes receivable.

Deferred wages are $875,932 and $669,532 as of December 31, 2015 and 2014, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	2015	2014
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

As of December 31, 2015 and 2014, the above notes had accrued interest payable of $388,542 and $360,721, respectively.

NOTE 9 - NOTES PAYABLE- RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	2015	2014
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$135,153	$204,431

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	1,857	(17,251)

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	14,710	14,419

Total	$133,090	$182,969

On February 20, 2014, the Company exchanged 2,521,008 shares of common stock for $300,000 of accrued interest.

Interest accrued on the above loans is $368,947 and $352,858 at December 31, 2015 and 2014, respectively.

NOTE 10 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note.

NOTE 11 - INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $3,665,000 at December 31, 2015. The loss carry-forwards expire beginning in 2013, 20 years after inception. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

In addition, Amour is not current in their federal and state income tax filings. The Company has not determined the tax implications and considering the net operating losses and that Amour has not had active operations or income for a significant period, the effect of non-filing is not expected to be significant.

Temporary differences affecting the deferred tax asset are as follows:

December 31,	2015	2014
Accumulated deficit	$5,753,614	$5,568,612
Difference between tax and book for related party accruals:
Stock based compensation	(427,939)	(413,439)
Wages	(875,932)	(669,352)
Interest expense	(784,389)	(713,579)
Net operating loss carry forward	$3,665,354	$3,772,242

The valuation allowance increased by $69,500 during the year ended December 31, 2015.

Current and Deferred Taxes, at statutory rates are as follows:

	2015	2014
Current Tax Calculation:
Federal Income Taxes	36,300	48,800
State Income Taxes, net of benefit	3,800	5,200
	40,100	54,000
Benefit of net operating loss carryforward	(40,100)	(54,000)
	-	-
Deferred Tax Calculation:
Federal Income Taxes	(1,956,200)	(1,893,300)
State Income Taxes, net of benefit	(207,100)	(200,500)
	(2,163,300)	(2,093,800)
Valuation allowance	2,163,300	2,093,800
	$-	$-

The years ended December 31, 2008 through 2015 remain open subject for income tax purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015 and 2014.

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

NOTE 13 – SUBSEQUENT EVENTS

There were no material events that occurred subsequent to December 31, 2015 that require recognition or disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

On June 26, 2015, the Board of Directors of American Fiber Green Products, Inc. (the "Company") approved the withdrawal of Peter Messineo & Co. CPAs, LLC ("M&CO") as the Company's independent registered public accounting firm, effective as of June 26, 2015. In December 2015, Peter Messineo & Co. CPAs and Peter Messineo were suspended from practicing before the SEC.

On July 3, 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS LLC as the Company's new independent registered public accounting firm, effective as of July 3, 2015. Stevenson & Company CPAS LLC conducted the review engagement on the Company's quarterly Financial Statements commencing with the June 30, 2015 quarterly review.

For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on April 20, 2016.

ITEM 9(A). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2015, such disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management's Remediation Initiatives

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR EXECUTIVE OFFICER	AGE	CURRENT POSITION AND OFFICE

Daniel L. Hefner	65	President, Chief Executive Officer and Director
Kenneth W. McCleave	63	Chairman of the Board of Directors
Frank D. Puissegur	57	Chief Financial Officer

Daniel L. Hefner, 65 is President of American Fiber Green Products, Inc.(AFBG) and has been President of American Commerce Solutions, Inc. (OTC: BB: AACS) since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held these positions since August 1999. Mr. Hefner has been active for over twenty years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. Mr. Hefner additionally maintains licensure as a Florida Real Estate Broker. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer and publishing firm.

Kenneth W. McCleave is a 63 year old entrepreneur with a special knack for sales and marketing. Starting in business as a boiler-room, telemarketing top salesman, Mr. McCleave rose to owner, CEO and President of multi-million dollar Sports Holding, Inc. selling and distributing motorcycle and water craft parts and boat manufacturing from 1987 through 1990 and United Printing and Publishing, a web printing company from 1990 through 1998. In 1998 Mr. McCleave orchestrated the sale of UPP to the publicly traded, Chronicle Communications, Inc. and became the President of this OTC: Bulletin Board holding company. After assuring proper transition to the new management, Mr. McCleave left to found his latest ventures, Affordable Fiberglass Group and American Leisure Products, Inc., which merged with Amour Fiber Core Inc. a Washington State based fiberglass recycling company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the years ended December 31, 2015 and 2014 to AFGP's highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during that fiscal year.

Summary Compensation Table

Name and principalposition (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (2) (e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($) (i)	Total ($) (j)

Kenneth McCleave,
Chairman	2015	$100,000	—	—	—	—	—	—	$100,000
of the Board	2014	$100,000	—	—	—	—	—	—	$100,000
of Directors

Daniel Hefner,
Chief Executive	2015	$100,000	—	—	—	—	—	—	$100,000
Officer	2014	$100,000	—	—	—	—	—	—	$100,000
and President

Frank D. Puissegur,
Chief Financial	2015	—	—	$14,500	—	—	—	—	$14,500
Officer	2014	—	—	—	—	—	—	—	—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the ownership of shares of our Common Stock as of December 31, 2015 with respect to (i) holders known to American Fiber Green Products who beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) President and certain other executive officers, and (iv) all directors and executive officers as a group. The percentage of ownership has been calculated based on 17,700,556 shares of Common Stock outstanding as of December 31, 2015.

	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class

Kenneth McCleave, 9401 Oak Street, Riverview, FL 33569*	4,597,171	25.97%
Daniel Hefner, 1502 N. Taylor Road, Brandon, FL 33510*	3,008,246	17.0%
Robert Maxwell, Bartow, Florida	1,206,240	6.815%
Frank Puissegur, Box 6196 Lakeland, FL 33807*	150,000	.847%
Barb Amour, Brandon, Florida	673,111	3.803%

*All officers and directors as a group (5 persons)	9,634,768	54.43%

As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently operating in a facility leased and operated by Public Acquisition Company (PAC). PAC is owned by Kenneth McCleave, Chairman of AFBG and Daniel L. Hefner. No occupancy cost has been charged to AFBG by PAC as of December 31, 2015 and 2014. There is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

Please refer to Notes to Financial Statement, Notes 6 through Note 9.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2015 and 2014 was $22,000 and $0, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: May 9, 2016	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President and Director (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, Chief Financial Officer and Principal Accounting Officer

