Form 10-Q
period 2016-03-31
American Fiber Green Products, Inc.
filed 2016-05-23
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2016 was 17,700,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,253	$16,349
Accounts receivable, net of allowance for doubtful accounts of $97,939 and $97,939, respectively	97,939	97,939
Total Current Assets	100,192	114,288

Property and equipment, net of accumulated depreciation of $61,378 and $59,973, respectively	32,637	34,042

TOTAL ASSETS	$132,829	$148,330

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$203,316	$204,059
Accrued expenses	25,443	21,649
Deferred salaries	927,087	875,932
Accrued interest payable	771,645	757,489
Note payable, related party	123,575	133,090
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,420,566	2,361,719

TOTAL LIABILITIES	2,420,566	2,361,719

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value;
no shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value
17,700,556 and 17,700,556 shares issued and outstanding	17,700	17,700
Additional paid in capital	3,522,525	3,522,525
Accumulated deficit	(5,827,962)	(5,753,614)
Total Stockholders' Deficit	(2,287,737)	(2,213,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$132,829	$148,330

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Operation

(unaudited)

	For the Three Month's Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Revenues	$-	$274,625
Cost of sales	-	79,475
Gross Profit	-	195,150

Operating Expenses
Compensation	53,794	55,026
Professional	209	2,775
General and administrative	6,189	22,018
Total operating expenses	60,192	79,819

Net Income (Loss) from operations	(60,192)	115,331

Other income (expense)
Interest expense	(14,156)	(13,918)

Net Income (Loss)	$(74,348)	$101,413

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,700,556	17,638,556

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2014	17,638,556	$17,638	$3,505,508	$(5,568,612)	$(2,045,466)

Stock issued for cash	12,000	12	2,567		2,579
Stock issued for services	50,000	50	14,450		14,500
Net loss				(185,002)	(185,002)

Balance of December 31, 2015	17,700,556	$17,700	$3,522,525	$(5,753,614)	$(2,213,389)

Net loss for the three month's ended March 31, 2016 (unaudited)				(74,348)	(74,348)

Balance of March 31, 2016 (unaudited)	17,700,556	$17,700	$3,522,525	$(5,827,962)	$(2,287,737)

See notes to unaudited financial statements

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Month's Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(74,348)	$101,413
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,405	1,955
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(241,920)
Non-trade receivables and other assets	-	27,020
Prepaid and other assets	-	587
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,051	28,064
Increase in interest payable to related parties	14,156	10,660
Deferred compensation	51,155	40,060
Total adjustments	69,767	(133,574)
Net Cash Used by Operating Activities	(4,581)	(32,161)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	(9,515)	3,952
Net Cash (Used) Provided by Financing Activities	(9,515)	3,952

Net Increase in Cash and Cash Equivalents	(14,096)	(28,209)
Cash and Cash Equivalents, beginning of period	16,349	28,314
Cash and Cash Equivalents, end of period	$2,253	$105

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company anticipates beginning construction of a pilot plant within the next 12 months and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 24 months. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $550,000 for the pilot plant and as much as $1.6M for a full function plant. Management plans to raise additional funds through project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2016 and 2015, (b) the financial position at March 31, 2016 and December 31, 2015, and (c) cash flows for the three months ended March 31, 2016 and 2015, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of those to be expected for the entire year.

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

Financial Instruments

The Company's balance sheets include certain financial instruments, which include cash, accounts receivable, notes receivable, interest receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, there were no cash equivalents.

Accounts Receivable

The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, we have determined that an allowance for doubtful accounts of $97,939 and $97,939 is considered necessary as of March 31, 2016 and December 31, 2015, respectively.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three months ended March 31, 2016 and 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 and December 31, 2015.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Molds and Tooling	$50,000	$50,000
Machinery and Equipment	44,015	44,015
Less: Accumulated Depreciation	(61,378)	(59,973)
	$32,637	$34,042

Depreciation for the three months ended March 31, 2016 and 2015 was $1,405 and $1,955, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Kenneth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2016 or 2015 there is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment contract with two key employees on January 1, 2015 under like terms and conditions including a $100,000 salary, stock options and profit-sharing - specifics to be determined by the Compensation Committee and approved by the Board of Directors. For the three month's ended March 31, 2016 and 2015, no stock options or profit sharing were recorded or accrued.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 - DEFERRED SALARIES

The Company has accrued salaries owed to four individuals. Two of the individuals' employment contracts are expired and the other two contracts are for two officers. All balances due are fixed without any interest or other escalating cost. The Company does not expect to make any payments on these deferred wages during the next twelve months, but the balances are classified as current liabilities.

Deferred wages are $927,087 and $875,932 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	March 31, 2016	December 31, 2015
Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

As of March 31, 2016 and December 31, 2015, the above notes had accrued interest payable of $395,497 and $388,542, respectively.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	March 31, 2016	December 31, 2015
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$125,639	$135,153

Two notes payable to Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	1,857	1,857

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	14,710	14,710

Total	$123,576	$133,090

Interest accrued on the above loans is $372,323 and $368,947 at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note. The Company has accrued $3,825 of unpaid interest at March 31, 2016.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016 and 2015.

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

NOTE 11 - COST OF SALES ACCOUNTING CORRECTION

The Company did not accrue labor costs of $33,477 in the original first quarter filing, but were paid in the second quarter. These costs have been included in these financial statements for the three months ended March 31, 2015 which resulted in an increase in cost of sales from $45,998 to $79,475. Therefore, net income for the three months ended March 31, 2015 decreased from $149,609 to $101,413.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO 2015

Revenues

The Company had revenues of $0 and $274,625 for the three months ended March 31, 2016 and 2015. The decrease in revenues is primarily due to focus on cleanup, and organization and commencement of development of the Tampa pilot plant. The Company will continue to pursue new contracts during the remainder of 2016.

Cost of Sales

The Company had cost of sales of $0 and $79,475 for the three months ended March 31, 2016 and 2015. The decrease in cost of sales is due the decrease in revenue.

Expenses

Operating expenses for the three months ended March 31, 2016 were $60,192 compared to $79,819 for the three months ended March 31, 2015. The decrease in expenses is primarily due to the decrease in professional fees, travel expenses, automobile expense and rent expense.

The Company incurred interest expense for each of the three months ended March 31, 2016 and 2015 was $14,156 and $13,918, respectively. Interest was charged based on the stated interest rates set forth in the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2016, the Company had a net loss of $74,348 and negative working capital of $2,320,374. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Cash Flows for the three months ended March 31, 2016 and 2015

Operating Activities

During the three months ended March 31, 2016, we used cash of $4,581 in operating activities compared to $32,161 of cash used by operations during the three months ended March 31, 2015.

During the three months ended March 31, 2016, we incurred net loss of $74,348 that was partially offset for cash flow purposes by a $1,405 increase in non-cash expenses, an increase in accounts payable of $3,051 and an increase in deferred compensation of $51,155.

By comparison, the three months ended March 31, 2015, we incurred net income of $101,413 that was partially offset for cash flow purposes by a $241,920 increase in accounts receivable, a decrease of 27,020 in other receivables, a $28,064 increase in accounts payable and a $40,060 increase in accrued compensation.

Financing Activities

For the three months ended March 31, 2016, we repaid $9,515 of related party loans. As a result, we used cash from financing activities of $9,515 for the period.

For the three months ended March 31, 2015, we received $3,952 of related party notes payable. As a result, we provided cash from financing activities of $3,952 for the period.

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

Critical Accounting Policies

Our financial statements should be read in conjunction with our annual report, filed with the Securities and Exchange Commission on Form 10-K, for the year ending December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2016, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of March 31, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2016.

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

_____________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: May 23, 2016	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer

