Form 10-Q
period 2016-06-30
American Fiber Green Products, Inc.
filed 2016-10-28
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number: 000-28978

AMERICAN FIBER GREEN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1705387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

4209 Raleigh Street, Tampa, FL 33619

 (Address of principal executive offices, Zip Code)

(813)-247-2770

(Registrant's telephone number, including area code)

__________________________________________________________________

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 28, 2016 was 17,700,556.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58	$16,349
Accounts receivable, net of allowance for doubtful accounts of $195,879 and $97,939, respectively	-	97,939
Total Current Assets	58	114,288
Property and equipment, net of accumulated depreciation of $62,783 and $59,973, respectively	31,232	34,042

TOTAL ASSETS	$31,290	$148,330

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$211,741	$204,059
Accrued expenses	25,443	21,649
Deferred salaries	977,087	875,932
Accrued interest payable	785,942	757,489
Note payable, related party	139,467	133,090
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,509,180	2,361,719

TOTAL LIABILITIES	2,509,180	2,361,719

Stockholders' Deficit
Preferred stock: 5,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 shares authorized; $0.001 par value; 17,700,556 and 17,700,556 shares issued and outstanding	17,700	17,700
Additional paid in capital	3,522,525	3,522,525
Accumulated deficit	(6,018,115)	(5,753,614)
Total Stockholders' Deficit	(2,477,890)	(2,213,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,290	$148,330

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operation

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$274,625
Cost of sales	-	-	-	79,475
Gross Profit	-	-	-	195,150
Operating Expenses
Compensation	50,000	53,188	103,794	108,214
Professional	25,600	1,000	25,809	1,016
General and administrative	100,256	1,218	106,445	25,995
Total operating expenses	175,856	55,406	236,048	135,225

Net Income (Loss) from operations	(175,856)	(55,406)	(236,048)	59,925

Other income (expense)
Interest expense	(14,297)	(21,043)	(28,453)	(30,532)
Interest income	-	-	-	10,290
Net Income (Loss)	$(190,153)	$(76,449)	$(264,501)	$39,683

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,700,556	17,638,556	17,700,556	17,638,556

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2014	17,638,556	$17,638	$3,505,508	$(5,568,612)	$(2,045,466)

Stock issued for cash	12,000	12	2,567		2,579
Stock issued for services	50,000	50	14,450		14,500
Net loss				(185,002)	(185,002)

Balance of December 31, 2015	17,700,556	$17,700	$3,522,525	$(5,753,614)	$(2,213,389)

Net loss for the six month's ended June 30, 2016 (unaudited)				(264,501)	(264,501)

Balance of June 30, 2016 (unaudited)	17,700,556	$17,700	$3,522,525	$(6,018,115)	$(2,477,890)

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)	$(264,501)	$39,683
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2,810	2,810
Bad debt expense	97,939	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(195,879)
Non-trade receivables and other assets	-	(9,664)
Prepaid and other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,476	2,953
Increase in interest payable to related parties	28,453	23,083
Deferred compensation	101,155	104,399
Total adjustments	241,833	(72,298)
Net Cash (Used) Provided by Operating Activities	(22,668)	(32,615)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	6,377	3,140
Net Cash Provided (Used) by Financing Activities	6,377	3,140

Net Increase in Cash and Cash Equivalents	(16,291)	(29,475)
Cash and Cash Equivalents, beginning of period	16,349	29,531
Cash and Cash Equivalents, end of period	$58	$56

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Company has begun construction of a pilot plant and expects to complete the project and to begin production of scrapped fiberglass reclamation as a raw material within the next 12 months. The Company estimates the cost to be approximately $350,000 for the pilot plant and as much as $6M for a full function plant. Management plans to raise additional funds through project financings or through future sales of their common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2016 and 2015, (b) the financial position at June 30, 2016 and December 31, 2015, and (c) cash flows for the six months ended June 30, 2016 and 2015, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of those to be expected for the entire year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, there were no cash equivalents.

Accounts Receivable

The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, we have determined that an allowance for doubtful accounts of $195,879 and $97,939 is considered necessary as of June 30, 2016 and December 31, 2015, respectively.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three and six months ended June 30, 2016 and 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 and December 31, 2015.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Molds and Tooling	$50,000	$50,000
Machinery and Equipment	44,015	44,015
Less: Accumulated Depreciation	(62,783)	(59,973)
	$31,232	$34,042

Depreciation for the three months ended June 30, 2016 and 2015 was $1,405 and $1,955, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $2,810 and $2,810, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is currently operating in a facility leased and operated by Tampa Fiberglass Inc. (TFI). TFI is owned by Kenneth McCleave, Chairman of AFGP. No occupancy cost has been charged to AFGP by TFI during 2016 or 2015, however, there is no assurance that this favorable treatment will continue in the future if AFGP begins to facilitate operations at that site.

The Company entered into an employment contract with two key employees on January 1, 2015 under like terms and conditions including a $100,000 salary, stock options and profit-sharing - specifics to be determined by the Compensation Committee and approved by the Board of Directors. For the three and six month's ended June 30, 2016 and 2015, no stock options or profit sharing were recorded or accrued.

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

Deferred wages are $977,087 and $875,932 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	June 30, 2016	December 31, 2015

Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

The loans are convertible into shares of common stock at a rate of $0.05 per share, the then fair market value of the shares. The total original amount of the loans still outstanding at December 31, 2015 is $284,500 plus previously accrued interest of $222,655, through the date of modification. The total common shares, if converted, would be approximately 10,143,000 shares as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the above notes had accrued interest payable of $402,453 and $388,542, respectively.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	June 30, 2016	December 31, 2015
Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$130,803	$135,153

Two notes payable Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	1,583	1,857

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	14,710	14,710

Note payable to Dan Hefner, interest rate at 8%, due June 23, 2017	11,000	1,857

Total	$139,466	$133,090

Interest accrued on the above loans is $375,840 and $368,947 at June 30, 2016 and December 31, 2015, respectively.

NOTE 9 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note. The Company has accrued $7,650 of unpaid interest at June 30, 2016.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2016 and 2015.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

We intend to offer contracts for licensing of our technology. The Company believes that licensing its technology to businesses in foreign countries and the North American market can be an effective method to maximize the return on its investment in the continued development of its fiberglass recycling technology, without significant additional capital outlays. Additionally, such licensing agreements will increase the Company's public visibility and general awareness of its technology. The licensee will be required to pay an upfront fee for the sub-license, equipment and training prior to delivery and a royalty fee to the Company for each item produced by the licensee. If the wholesale price of the licensee's produced products are significantly below the production costs of products produced by the Company, the Company may also offer to purchase product from the licensees. The Company believes the establishment of licensees in various foreign countries is an effective means of introducing the Company's technology into new markets without major capital outlays.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO 2015

Expenses

Operating expenses for the three months ended June 30, 2016 were $175,856 compared to $55,406 for the three months ended June 30, 2015. The increase in expenses is primarily due to the increase in bad debt expense in 2016 for the receivable the Company has reviewed and determined that collectability may be an issue and therefore, increased the allowance for doubtful accounts.

The Company incurred interest expense for each of the three months ended June 30, 2016 and 2015 was $14,297 and $21,043, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO 2015

Revenues

The Company had revenues of $0 and $274,625 for the six months ended June 30, 2016 and 2015. The decrease in revenues is primarily due to focus on cleanup, and organization and commencement of development of the Tampa pilot plant. The Company will continue to pursue new contracts during the remainder of 2016.

Cost of Sales

The Company had cost of sales of $0 and $79,475 for the six months ended June 30, 2016 and 2015. The decrease in cost of sales is due the decrease in revenue.

Expenses

Operating expenses for the six months ended June 30, 2016 were $236,048 compared to $135,225 for the six months ended June 30, 2015. The increase in expenses is primarily due to the increase in bad debt expense in 2016 for the receivable the Company has reviewed and determined that collectability may be an issue and therefore, increased the allowance for doubtful accounts.

The Company incurred interest expense for each of the six months ended June 30, 2016 and 2015 was $28,453 and $30,532, respectively. Interest was charged based on the stated interest rates set forth in the notes.

The Company recorded interest income for each of the six months ended June 30, 2016 and 2015 of $0 and $10,290, respectively. Interest income was recorded based on the stated interest rates set forth in the notes receivable, the decrease is due to the notes being consolidated against the notes payable.

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

The Company continues to seek funding which will allow us to staff our facility in Tampa, Florida, with customer service representatives and logistical support personnel, to build our Pilot Plant and complete our tooling requirements. Currently this facility is limited in staff. The Tampa plant will serve as the selling platform for the licensing of Amour Fiber Core's proprietary technology. Additionally, we will utilize this facility to directly distribute American Leisure's products to the market.

Additionally, the Company anticipates opening at least one additional facility for its recycling process. Florida, Texas, Wyoming and Kansas are candidates for this plant.

As we gain strength and stability in the U.S. domestic market, we intend to expand our influence and market in other areas of the world through our license agreements. Inquiries about acquiring use of the Amour recycling technology have been received from Japan, Australia, England, France, Turkey, Egypt, and the African continent, Indonesia, Ireland, the Caribbean basin and Canada.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2016, the Company had a net loss of $264,501 and negative working capital of $2,509,122. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Cash Flows for the six months ended June 30, 2016 and 2015

Operating Activities

During the six months ended June 30, 2016, we used cash of $22,668 in operating activities compared to $32,615 of cash used by operations during the six months ended June 30, 2015.

During the six months ended June 30, 2016, we incurred net loss of $264,501 that was partially offset for cash flow purposes by a $100,749 increase in non-cash expenses, an increase in accounts payable of $11,476, an increase in accrued interest of $28,453, an increase of $2,810 of depreciation expense and an increase in deferred compensation of $101,155.

By comparison, the six months ended June 30, 2015, we had net income of $39,683 that was partially offset for cash flow purposes by a $195,879 increase in accounts receivable, an increase of $9,664 in prepaid expenses, a $2,953 increase in accounts payable, an increase of $23,083 in accrued interest, an increase of $2,810 of depreciation expense and a $104,399 increase in accrued compensation.

Financing Activities

For the six months ended June 30, 2016, we received $6,377 of related party loans. As a result, we provided cash from financing activities of $6,377 for the period.

For the six months ended June 30 2015, we received $3,140 of related party notes payable. As a result, we provided cash from financing activities of 3,140 for the period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that at June 30, 2016, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of June 30, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2016, there were no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three-month period ended June 30, 2016.

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

____________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: October 28, 2016	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur Chief Financial Officer and Principal Accounting Officer

