Form 10-Q
period 2016-09-30
American Fiber Green Products, Inc.
filed 2016-11-21
CIK 1009925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Fiber Green Products, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39	$16,349
Accounts receivable, net of allowance for doubtful accounts of $195,879 and $97,939, respectively	-	97,939
Total Current Assets	39	114,288

Property and equipment, net of accumulated depreciation of $64,188 and $59,973, respectively	29,827	34,042

TOTAL ASSETS	$29,866	$148,330

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$214,241	$204,059
Accrued expenses	25,443	21,649
Deferred salaries	1,027,087	875,932
Accrued interest payable	788,731	757,489
Note payable, related party	139,657	133,090
Note payable	85,000	85,000
Convertible notes payable, related party	284,500	284,500
Total Current Liabilities	2,564,659	2,361,719

TOTAL LIABILITIES	2,564,659	2,361,719

Stockholders' Deficit
Preferred stock: 5,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 350,000,000 shares authorized; $0.001 par value; 17,700,556 and 17,700,556 shares issued and outstanding	17,700	17,700
Additional paid in capital	3,522,525	3,522,525
Accumulated deficit	(6,075,018)	(5,753,614)
Total Stockholders' Deficit	(2,534,793)	(2,213,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,866	$148,330

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Operation

(unaudited)

	For the Three Month's Ended September 30,		For the Nine Month's Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$135,775	$-	$410,400
Cost of sales	-	44,384	-	123,859
Gross Profit	-	91,391	-	286,541

Operating Expenses
Compensation	50,000	51,661	153,794	159,875
Professional	2,500	13,049	28,309	27,114
General and administrative	1,614	12,300	108,059	25,244
Total operating expenses	54,114	77,010	290,162	212,233

Net Income (Loss) from operations	(54,114)	14,381	(290,162)	74,308

Other income (expense)
Interest expense	(2,789)	(16,411)	(31,242)	(46,943)
Interest income	-	5,145	-	15,434
Net Income (Loss)	$(56,903)	$3,115	$(321,404)	$42,799

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,700,556	17,638,556	17,700,556	17,638,556

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance of December 31, 2014	17,638,556	$17,638	$3,505,508	$(5,568,612)	$(2,045,466)

Stock issued for cash	12,000	12	2,567		2,579
Stock issued for services	50,000	50	14,450		14,500
Net loss				(185,002)	(185,002)

Balance of December 31, 2015	17,700,556	$17,700	$3,522,525	$(5,753,614)	$(2,213,389)

Net loss for the nine month's ended September 30, 2016 (unaudited)				(321,404)	(321,404)

Balance of September 30, 2016 (unaudited)	17,700,556	$17,700	$3,522,525	$(6,075,018)	$(2,534,793)

The accompanying notes are an integral part of these financial statements.

American Fiber Green Products, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Month's Ended September 30,
	2016	2015
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)	$(321,404)	$42,799
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4,215	4,216
Bad debt expense	97,939	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(221,511)
Non-trade receivables and other assets	-	(14,221)
Prepaid and other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	13,976	5,572
Increase in interest payable to related parties	31,242	33,165
Deferred compensation	151,155	152,899
Total adjustments	298,527	(39,880)
Net Cash (Used) Provided by Operating Activities	(22,877)	2,919

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Related party loans, net	6,567	(24,815)
Net Cash Provided (Used) by Financing Activities	6,567	(24,815)

Net Increase in Cash and Cash Equivalents	(16,310)	(21,896)
Cash and Cash Equivalents, beginning of period	16,349	29,531
Cash and Cash Equivalents, end of period	$39	$7,635

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN FIBER GREEN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016, AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

NOTE 3 - FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2016 and 2015, (b) the financial position at September 30, 2016 and December 31, 2015, and (c) cash flows for the nine months ended September 30, 2016 and 2015, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of those to be expected for the entire year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, there were no cash equivalents.

Accounts Receivable

The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, we have determined that an allowance for doubtful accounts of $195,879 and $97,939 is considered necessary as of September 30, 2016 and December 31, 2015, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Depreciation is currently recorded as Marketing, General and Administrative expense. When assets are transferred to revenue generating production, their associated depreciation will be recorded as Cost of Sales. Property and equipment consist of mold tooling, with estimated useful lives of 10 years, and equipment, with estimated lives of 5 years.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for each of the three and nine months ended September 30, 2016 and 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016 and December 31, 2015.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Molds and Tooling	$50,000	$50,000
Machinery and Equipment	44,015	44,015
Less: Accumulated Depreciation	(64,188)	(59,973)
	$29,827	$34,042

Depreciation for the three months ended September 30, 2016 and 2015 was $1,405 and $1,406, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $4,215 and $4,216, respectively.

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

The Company entered into an employment contract with two key employees on January 1, 2015 under like terms and conditions including a $100,000 salary, stock options and profit-sharing - specifics to be determined by the Compensation Committee and approved by the Board of Directors. For the three and nine month's ended September 30, 2016 and 2015, no stock options or profit sharing were recorded or accrued.

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

Deferred wages are $1,027,087 and $875,932 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payables to the following individuals:

	September 30, 2016	December 31, 2015

Three notes payable to Robert Chlipala or assigns dated June 4, 1998, July 10, 1999 and December 11, 1999, interest rate at 10.5%, 10.5% and 0% respectively principle and interest payable on demand, convertible to common stock at $0.05 per share.	133,000	133,000

One note payable to Gerald Rau or assigns, dated 4/1/2000, interest rate at 8.75%, past due and convertible to common stock at $0.05 per share	101,500	101,500

Three notes payable to Les Smyth or assigns, dated September 15, 1998, June 14, 1999 and June 14, 1999, interest rates at 14%, past due and convertible to common stock at $0.05 per share	50,000	50,000

Total convertible notes	284,500	284,500

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

As of September 30, 2016 and December 31, 2015, the above notes had accrued interest payable of $409,408 and $388,542, respectively.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Related party notes payables are due to PAC (Public Acquisition Company (a wholly owned business of Kenneth McCleave and Daniel Hefner), Nimble Boat Works (a wholly owned business of Kenneth McCleave), and Daniel L. Hefner (President and Chief Executive Officer of AFGP) for cash advances made to AFGP.

	September 30, 2016	December 31, 2015

Eight notes payable Due to PAC, dated May 14, 2004, through December 2012, interest rates at 10% and 8%, principle and interest due on demand	$125,777	$135,153

Two notes payable Due to Nimble Boat Works, interest rate at 8% payable on demand	(18,630)	(18,630)

Three notes to Due to Dan Hefner, interest rate at 8%, payable on demand	800	1,857

Three notes to Due to Kenneth McCleave, interest rate at 8%, payable on demand	20,710	14,710

Note payable to Dan Hefner, interest rate at 8%, due June 23, 2017	11,000	1,857

Total	$139,657	$133,090

Interest accrued on the above loans is $379,323 and $368,947 at September 30, 2016 and December 31, 2015, respectively.

NOTE 9 - NOTES PAYABLE

During the year ended December 31, 2014, the Company signed a note payable with two individuals. The note is for $85,000, secured, due November 2016 and bears interest at 18% per annum. Monthly interest payments are required on the unpaid principle balance, which balloons at the maturity of the note. The Company has accrued $11,475 of unpaid interest at September 30, 2016.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and 2015.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO 2015

The Company had revenues of $0 and $135,775 for the three months ended September 30, 2016 and 2015. The decrease in revenues is primarily due to focus on cleanup, and organization and commencement of development of the Tampa pilot plant. The Company will continue to pursue new contracts during the remainder of 2016.

Cost of Sales

The Company had cost of sales of $0 and $44,384 for the three months ended September 30, 2016 and 2015. The decrease in cost of sales is due the decrease in revenue.

Expenses

Operating expenses for the three months ended September 30, 2016 were $56,903 compared to net income of $3,115 for the three months ended September 30, 2015. The increase in expenses is primarily due to the increase in bad debt expense in 2016 for the receivable the Company has reviewed and determined that collectability may be an issue and therefore, increased the allowance for doubtful accounts.

The Company incurred interest expense for each of the three months ended September 30, 2016 and 2015 was $2,789 and $16,411, respectively. Interest was charged based on the stated interest rates set forth in the notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO 2015

Revenues

The Company had revenues of $0 and $410,400 for the nine months ended September 30, 2016 and 2015. The decrease in revenues is primarily due to focus on cleanup, and organization and commencement of development of the Tampa pilot plant. The Company will continue to pursue new contracts during the remainder of 2016.

Cost of Sales

The Company had cost of sales of $0 and $123,859 for the nine months ended September 30, 2016 and 2015. The decrease in cost of sales is due the decrease in revenue.

Expenses

Operating expenses for the nine months ended September 30, 2016 were $290,162 compared to $212,233 for the nine months ended September 30, 2015. The increase in expenses is primarily due to the increase in bad debt expense in 2016 for the receivable the Company has reviewed and determined that collectability may be an issue and therefore, increased the allowance for doubtful accounts.

The Company incurred interest expense for each of the nine months ended September 30, 2016 and 2015 was $31,242 and $46,943, respectively. Interest was charged based on the stated interest rates set forth in the notes.

The Company recorded interest income for each of the nine months ended September 30, 2016 and 2015 of $0 and $15,434, respectively. Interest income was recorded based on the stated interest rates set forth in the notes receivable, the decrease is due to the notes being consolidated against the notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2016, the Company had a net loss of $321,404 and negative working capital of $2,564,620. In view of these matters, recoverability of recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company has financed its activities principally from private funding. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.

Cash Flows for the nine months ended September 30, 2016 and 2015

Operating Activities

During the nine months ended September 30, 2016, we used cash of $22,877 in operating activities compared to providing cash of $2,919 in operations during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we incurred net loss of $321,404 that was partially offset for cash flow purposes by a $102,154 increase in non-cash expenses, an increase in accounts payable of $13,976, an increase in accrued interest of $31,242 and an increase in deferred compensation of $151,155.

By comparison, the nine months ended September 30, 2015, we had net income of $42,799 that was partially offset for cash flow purposes by a $221,511 increase in accounts receivable, an increase of $14,221 in prepaid expenses, a $5,572 increase in accounts payable, an increase of $33,165 in accrued interest, an increase of $4,216 of depreciation expense and a $152,899 increase in accrued compensation.

Financing Activities

For the nine months ended September 30, 2016, we received $6,567 of related party loans. As a result, we provided cash from financing activities of $6,567 for the period.

For the nine months ended September 30 2015, we repaid $24,815 of related party notes payable. As a result, we use cash from financing activities of $24,815 for the period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that at September 30, 2016, such disclosure controls and procedures were not effective, based on prior periods delinquent filings.

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

As of September 30, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2016, there were no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three-month period ended September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN FIBER GREEN PRODUCTS, INC.

Date: November 21, 2016	By:	/s/ Daniel L. Hefner
Daniel L. Hefner
President and Director (Principal Executive Officer)

	By:	/s/ Frank D. Puissegur
Frank D. Puissegur
Chief Financial Officer and Principal Accounting Officer

